Form 10-Q
period 1996-03-31
HELP AT HOME INC
filed 1996-05-10
CIK 1001109

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                               HELP AT HOME, INC.

- --------------------------------------------------------------------------------
DELAWARE                                                  36-4033986
- --------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NUMBER)

223 W. JACKSON, SUITE 500
CHICAGO, IL                                               60606
- --------------------------------------------------------------------------------
ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

(312) 663-4244 (REGISTRANT'S TELEPHONE NUMBER,
- --------------  INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

TITLE OF EACH CLASS                     NAME OF EXCHANGE ON WHICH REGISTERED
- -------------------                     ------------------------------------

COMMON STOCK, PAR VALUE $0.02                NASDAQ NATIONAL MARKET

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $0.02 PER SHARE
                     ---------------------------------------
                                (TITLE OF CLASS)

INDICATE BY CHECKMARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES    /X/    NO        .
                                        --------     -------

AS OF MAY 10, 1996, THERE WERE 1,869,375 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

                               HELP AT HOME, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I.   FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEETS AT MARCH 31, 1996 (UNAUDITED)           1

          CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTH
          PERIODS ENDED MARCH 31, 1995 AND 1996 (UNAUDITED)                   2

          CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTH
          PERIODS ENDED MARCH 31, 1995 AND 1996 (UNAUDITED)                   3

          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTH
          PERIODS ENDED MARCH 31, 1995 AND 1996 (UNAUDITED)                   4

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'                 5
          EQUITY (UNAUDITED)

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                      6

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS                                                       7

PART II.  OTHER INFORMATION                                                  11

          SIGNATURES


                                                         HELP AT HOME, INC.
                                                            BALANCE SHEET
                                                             (UNAUDITED)

                                                                       JUNE 30                  MARCH 31
                                                                        1995                      1996
                                                                    ------------              -----------
     ASSETS
Current Assets:
     Cash and cash equivalents                                       $    24,994              $ 5,229,480
     Accounts receivable (net of allowance
       For doubtful accounts of $25,000 and $39,000)                   2,258,139                1,817,098
     Prepaid Expenses                                                     57,864                  151,340
                                                                     -----------              -----------

          Total current assets                                         2,340,997                7,197,918

Property and equipment, net                                              178,071                  238,110
Due from stockholder                                                     142,556                  150,845
Security deposits and other assets                                        85,299                   87,848
Goodwill (net of amortization of $5,130)                                                          217,602
                                                                     -----------              -----------

                                                                     $ 2,746,923              $ 7,892,323
                                                                     -----------              -----------
                                                                     -----------              -----------

     LIABILITIES
Current Liabilities:
     Accounts payable                                                $   205,363               $  121,062
     Accrued expenses                                                    250,818                  953,154
     Income taxes payable                                                 54,092                  471,000
     Current portion of long-term debt                                    12,395                   13,261
     Deferred taxes                                                      628,000                  474,000
                                                                     -----------              -----------

          Total Current Liabilities                                    1,150,668                2,032,477

Long-term debt, less current portion                                      39,075                   42,349
                                                                     -----------              -----------

          Total Liabilities                                            1,189,743               2 ,074,826

     STOCKHOLDERS' EQUITY

Preferred stock, par value $.01 per share; 1,000,000 shares
     authorized, none issued and outstanding
Common stock, par value $.02 per share; 14,000,000 shares
     authorized, 1,050,000 and 1,869,375 shares issued and
     outstanding                                                          21,000                   37,388
Additional Paid in Capital                                                                      3,680,735
Retained Earnings                                                      1,536,180                2,099,374
                                                                     -----------              -----------

          Total Stockholders' Equity                                   1,557,180                5,780,109
                                                                     -----------              -----------

                                                                     $ 2,746,923              $ 7,892,323
                                                                     -----------              -----------
                                                                     -----------              -----------

               The accompanying notes to the financial statements
                          are an integral part hereof.

                               HELP AT HOME, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED MARCH 31
                                                  ---------------------------
                                                  1995                   1996
                                                  ----                   ----
                                                  (UNAUDITED)     (UNAUDITED)
                                                  -----------     -----------
Service fees                                      $2,040,139      $3,049,039
Direct costs of services                           1,356,803       2,100,252
                                                  ----------      ----------

                                                     683,336         948,787


Selling, general and administrative
  expenses                                           432,502         623,309
                                                  ----------      ----------


Income from operations                               250,834         325,478


Financial Income (Expense)                                            63,148
                                                  ----------      ----------

Income before income taxes                           250,834         388,626

Federal and state income taxes                        95,317         196,116
                                                  ----------      ----------

NET INCOME                                        $  155,517      $  233,173
                                                  ----------      ----------

Earnings per common share                         $      .15       $     .11


Weighted average number of common shares           1,050,000       1,850,584



               The accompanying notes to financial statements are
                            an integral part hereof.

                               HELP AT HOME, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                  THREE MONTHS ENDED MARCH 31
                                                  ---------------------------
                                                  1995                   1996
                                                  ----                   ----
                                                  (UNAUDITED)     (UNAUDITED)
                                                  -----------     -----------

Service fees                                      $5,531,654      $8,128,256
Direct costs of services                           3,940,385       5,734,892
                                                  ----------      ----------
                                                   1,591,269       2,393,364

Selling, general and administrative
  expenses                                           949,715       1,570,788
                                                  ----------      ----------


Income from operations                               641,544         822,576

Financial Income (Expense)                             (679)          84,118
                                                  ----------      ----------

Income before income taxes                           640,875         906,694
                                                  ----------      ----------

Federal and state income taxes                       271,838         363,000
                                                  ----------      ----------

NET INCOME                                        $  369,037      $  543,689
                                                  ----------      ----------
                                                  ----------      ----------

Earnings per common share                         $      .35      $      .39

Weighted average number of common shares           1,050,000       1,382,284


               The accompanying notes to financial statements are
                            an integral part hereof.

                               HELP AT HOME, INC.
                            STATEMENTS OF CASH FLOWS



                                                  NINE MONTHS ENDED MARCH 31
                                                  ---------------------------
                                                  1995                   1996
                                                  ----                   ----
                                                  (UNAUDITED)     (UNAUDITED)
                                                  -----------     -----------

Cash flows from operating activities:
     Net Income                                   $  369,037      $  543,689
     Adjustments to reconcile net income
        of cash provided by operating activities:
          Depreciation and Amortization               23,405          68,271
          Deferred taxes                                            (154,000)
          Changes in:
               Accounts receivable                  (716,739)        589,709
               Prepaid expenses and other             17,324         (93,476)
               Accounts payable                       (7,613)        (98,383)
               Accrued expenses                      170,490         422,930
               Income taxes payable                  271,838         471,000
                                                  ----------      ----------

               Net cash provided by
                   operating activities              127,382       1,749,740

Cash flows from investing activities:
     Purchase of property and equipment              (81,238)        (84,416)
     Acquisitions of wholly owned subsidiaries                       (91,775)
     Increase in shareholder loan                    (81,830)         (8,289)
     Other                                                            (8,008)
                                                  ----------      ----------


               Net cash used in investing
                   activities                       (163,068)       (192,488)

Cash flows from financing activities:
     Reduction of long-term liabilities                              (69,394)
     Net proceeds from issuance of common stock,
         819,375 shares                                            3,716,623
                                                  ----------      ----------


               Net cash provided by financing
                   activities                              0       3,647,229
                                                  ----------      ----------

NET (DECREASE) INCREASE IN CASH AND
     CASH EQUIVALENTS                                (35,686)      5,204,486

Cash and cash equivalents:
     Beginning of period                              49,768          24,994

     END OF PERIOD                                    14,082       5,229,480
                                                  ----------      ----------
                                                  ----------      ----------


The accompanying notes to the financial statements are an integral part thereof.


                                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                  (UNAUDITED)


                             PREFERRED STOCK       COMMON STOCK
                             1,000,000 SHARES    14,000,000 SHARES
                               AUTHORIZED            AUTHORIZED
                             -----------------    -----------------
                                                                                                      TOTAL
                             SHARES                SHARES               ADDITIONAL     RETAINED    STOCKHOLDERS'
                             ISSUED    AMOUNT      ISSUED     AMOUNT   PD IN CAPITAL   EARNINGS      EQUITY
                             ------    ------      ------     -----    -------------   --------    -------------

Balance - June 30, 1994                          1,050,000    $21,000                 $  988,754     $1,009,754

Net Income for the year
   ended June 30, 1995                                                                   547,426        547,426
                                                                                      ----------     ----------


Balance - June 30, 1995                          1,050,000      21,000                 1,536,180      1,557,180
                                                 ---------     -------                ----------      ---------

Effect of Stock Exchange with HAH (FL)                                       (19,500)     19,500

Sale of 819,375 shares
   of common stock,
   (net of offering costs
   and commissions)                                819,375      16,388     3,680,735                  3,716,623
                                                   -------      ------     ---------

Net income for the nine
   months ended March 31, 1996                                                            543,694       543,694
                                                                                          -------     ---------


BALANCE-March 31, 1996                           1,869,375      37,388     3,680,735    2,099,374     5,817,497
                                                 ---------      ------     ---------    ---------     ---------
                                                 ---------      ------     ---------    ---------     ---------

   (Unaudited)

                               HELP AT HOME, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:        BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the company's financial statements have been included herein. Operating results for the three and nine month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's registration statement on Form SB-2.

NOTE 2:        PUBLIC OFFERING

In December, 1995 the Company effected an initial public offering of its securities. A total of 813,375 units, comprised of one share of common stock and two redeemable warrants, were issued for $6.30 per unit. Net proceeds from the offering were approximately $3,697,000 after underwriting commissions and expenses. Funds realized from the offering were deposited into a high liquid money market fund and are included in cash and cash equivalents in the accompanying financial statements.

NOTE 3:        EARNINGS PER SHARE

Earnings per common share are determined by dividing earnings by the weighted-average number of common shares outstanding during each year. Stock warrants and stock options are not included in the earnings per share calculation because they are anti-dilutive.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:

     Help at Home, Inc. (the "Company") provides skilled nursing and therapeutic services together with general homemaker services to the elderly, medically fragile and disabled in their homes. The Company has engaged in the provision of unskilled homemaker services for two decades, recently adding, through acquisitions of two Medicare certified home health agencies, skilled care capabilities. For the first three quarters of fiscal 1996, the Company realized approximately 95 percent of its revenues from its general homemaker services and 5 percent from delivery of Medicare reimbursed home health services. The Company derived 91 percent of its general homemaker revenue from contracts with the Illinois Department of Aging ("IDOA") and other state and municipal agencies with which multiple-year contracts are in force. With the exception of arrangements made with individuals regarding payment for services (accounting for approximately 3 percent of total revenues), virtually all of the Company's revenues are subject to established rates of reimbursement. Medicare services are reimbursed based on the actual cost of providing services, subject to cost limits. The Company's contracts for provision of homemaker services establish rates of reimbursement for the life of each contract.

     The Company, in July, 1995, acquired the stock of Lakeside Home Health Agency, Inc.

("Lakeside") based in Fenton, MO. In January, 1996 the company also acquired Rosewood Home Health Agency ("Rosewood") in Alton, IL in furtherance of its strategy to expand its range of services to include medically necessary, skilled care. Based on the methodology used to determine Medicare reimbursement, services provided by the Company to its subsidiaries (including financial management and administrative support services) or recoverable through allocations of home office costs to the medicare program.

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995:

     Service fees for the three months ended March 31, 1996 increased by $1,008,900 over the same quarter in the previous fiscal year. The 49 percent revenue growth is attributable to the opening of new Illinois offices pursuant to additional contract awards in 1995 ($347,425), the addition of Medicare home health services ($173,348) and general expansion in volume ($488,127). Direct costs of providing services increased, as a percentage of revenue, by two percent or $743,449 for the quarter and represented 69 percent of revenues versus 67 percent for the thrid quarter of 1995 due primarily to a wage increase that took effect in the second quarter of fiscal 1995. The gross margin on services provided grew in the amount of $265,451 for the quarter ended March 31, 1996 and represents 31 percent of revenues. Selling, general and administrative expenses improved as a percentage of revenue to 20 percent. The growth in expenses of $190,807 is attributable to an increase in administrative salaries ($48,642), general office expense ($86,784), corporate travel associated with potential acquisitions ($38,579) and advertising/ promotion ($15,989).

     Income from operations increased over the same quarter a year ago by $74,644. Financial income of $63,143 is largely comprised of interest income on IPO proceeds netted against interest expense. The Federal and State income taxes reflected in the quarter's result includes an additional $45,000 attributable to the first two quarters of the fiscal year for the purpose of bringing provisions for current taxes into line with the Company's estimated effective tax rate. Earnings per share were $.11 for the quarter as compared to $.15 for the same quarter last year which was due to the increase in estimated taxes, together with the significant increase in the number of shares comprising the weighted average (1,851,000 in 1996 versus 1,050,000 in 1995).

NINE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE NINE MONTHS ENDED MARCH 31,
1995:

     Revenues derived from services rendered to clients for the first three quarters of 1996 exceeded revenues for the corresponding period in 1995 by $2,596,602 representing overall growth in revenues of 47 percent. As noted in the previous section, revenues increased due to an expansion in the number of Illinois offices ($560,000), increased volume from the various IDOA contracts ($1,637,000) and the addition of Medicare home health revenues ($400,000). Direct costs associated with providing client services grew to $5,734,892 for an increase of $1,794,507. Direct costs, as a percentage of revenues, were 70% for the third quarter of 1996 compared to 71% for the same quarter the previous year. The gross profit margins for both nine month periods were 29 percent of revenues. Selling, general and administrative expenses grew by $621,073 in 1996, and represented 19 percent of revenues as opposed to 17 percent for the nine month period in 1995. The increase in general expense is attributable to the establishment of the corporate offices and related operating expenses. Operating income for the nine months grew by $181,990 to $822,576. Financial income of $84,113 for the nine month period brought pre-tax income to $$906,689 versus $640,586 one year earlier. Net income of $543,689 for the nine months represents an increase of $174,652 over the previous year. Earnings per share for the nine months of 1996 were $.39 based on 1,382,000 shares versus $.35 for the prior nine months when only 1,050,000 shares were outstanding.

LIQUIDITY AND CAPITAL RESOURCES:

     The Company has net working capital of $5,165,441 as of March 31, 1996.
The Company has, historically, funded its cash requirements entirely from operations. Additionally, the two acquisitions made in this fiscal year, to date, have been funded through proceeds from operations, as well. In December, 1995 the Company completed an intial public offering consisting of 819,375 units, each of which consisted of one share of common stock and two redeemable common stock purchase warrants at $6.30 per unit. The offering generated net proceeds of approximately $3,687,000 after deduction of underwriters' discounts, commissions and expenses associated with issuance. The Company anticipates the proceeds from the offering will be sufficient to satisfy cash requirements for the next twelve months. The Company, at the end of March, 1996 had one bank loan in the approximate amount of $56,000.

PART III: OTHER INFORMATION