Form 10-Q/A
period 1996-03-31
HELP AT HOME INC
filed 1996-06-21
CIK 1001109

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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
Yes  X      No       .
   --------    ------

As of May 9, 1996, there were 1,869,375 shares of the registrant's common stock outstanding.

                               Help at Home, Inc.

                                      INDEX

                                                                     PAGE
                                                                     ----

PART I.   FINANCIAL INFORMATION
          ---------------------

ITEM 1    FINANCIAL STATEMENTS

          Consolidated Balance Sheets at March 31, 1996 (Unaudited)     1

          Consolidated Statements of Operations for the three month
          periods ended March 31, 1995 and 1996 (Unaudited)             2

          Consolidated Statements of Operations for the nine month
          periods ended March 31, 1995 and 1996 (Unaudited)             3

          Consolidated Statements of Cash Flows for the three month
          periods ended March 31, 1995 and 1996 (Unaudited)             4

          Consolidated Statements of Changes in Stockholders'           5
          Equity (Unaudited)

          Notes to the Consolidated Financial Statements                6

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS                                                 7

PART II:  OTHER INFORMATION

          Signatures                                                   11

          Financial Data Schedule                                      12

                               Help at Home, Inc.
                                  Balance Sheet

                                                          June 30     March 31
                                                           1995         1996
                                                           ----         ----

               ASSETS                                    (Audited)   (Unaudited)
               ------

Current Assets:
        Cash and cash equivalents                       $   24,994    $5,229,480
        Accounts receivable (net of allowance
         For doubtful accounts of $25,000 and $39,000)   2,258,139     1,817,098
        Prepaid Expenses                                    57,864       151,340
                                                        ----------    ----------

               Total current assets                      2,340,997     7,197,918

Property and equipment, net                                178,071       238,110
Due from stockholder                                       142,556       150,845
Security deposits and other assets                          85,299        87,848
Goodwill (net of amortization of $5,130)                                 217,602
                                                        ----------    ----------


                                                        $2,746,923    $7,892,323
                                                        ==========    ==========

               LIABILITIES
               -----------

Current Liabilities:
        Accounts payable                                $  205,363    $  121,062
        Accrued expenses                                   250,818       953,154
        Income taxes payable                                54,092       471,000
        Current portion of long-term debt                   12,395        13,261
        Deferred taxes                                     628,000       474,000
                                                        ----------    ----------

               Total Current Liabilities                 1,150,668     2,032,477

Long-term debt, less current portion                        39,075        42,349
                                                        ----------    ----------

               Total Liabilities                         1,189,743     2,074,826

               STOCKHOLDERS' EQUITY
               --------------------

Preferred stock, par value $.01 per share; 1,000,000
shares
        authorized, none issued and outstanding
Common  stock, par value $.02 per share; 14,000,000
shares authorized, 1,050,000
        and 1,869,375 shares issued and
        outstanding                                         21,000        37,388
Additional Paid in Capital                                             3,680,735
Retained Earnings                                        1,536,180     2,099,374
                                                        ----------    ----------

               Total Stockholders' Equity                1,557,180     5,817,497
                                                        ----------    ----------

                                                        $2,746,923    $7,892,323
                                                        ==========    ==========

               The accompanying notes to the financial statements
                          are an integral part hereof.

                               Help at Home, Inc.

                            Statements of Operations





                                                  Three Months Ended March 31
                                                  1995                   1996
                                                  ----                  -----
                                                  (Unaudited)        (Unaudited)
                                                  -----------        -----------




Service fees                                      $2,040,139          $3,049,039
Direct costs of services                           1,356,803           2,100,252
                                                  ----------          ----------

                                                     683,336             948,787


Selling, general and administrative expenses         432,502             623,309
                                                  ----------          ----------


Income from operations                               250,834             325,478


Financial Income (Expense)                                                63,148
                                                  ----------          ----------
Income before income taxes                           250,834             388,626

Federal and state income taxes                        95,317             192,510
                                                  ----------          ----------


NET INCOME                                        $  155,517          $  196,116
                                                  ==========          ==========



Earnings per common share                         $      .15         $       .11
                                                  ==========         ===========


Weighted average number of common shares           1,050,000           1,850,584
                                                  ==========         ===========







               The accompanying notes to financial statements are
                            an integral part hereof.

                               Help at Home, Inc.

                            Statements of Operations





                                              Nine  Months Ended March 31
                                              1995                   1996
                                              ----                  -----
                                              (Unaudited)        (Unaudited)




Service fees                                   $ 5,531,654    $ 8,128,256
Direct costs of services                         3,940,385      5,734,892
                                               -----------    -----------

                                                 1,591,269      2,393,364
Selling, general and administrative expenses       949,715      1,570,788
                                               -----------    -----------

Income from operations                             641,544        822,576

Financial Income (Expense)                            (679)        84,118
                                               -----------    -----------

Income before income taxes                         640,875        906,694

Federal and state income taxes                     271,838        363,000
                                               -----------    -----------

NET INCOME                                     $   369,037    $   543,694
                                               ===========    ===========


Earnings per common share                      $       .35    $       .39
                                               ===========    ===========

Weighted average number of common shares         1,050,000      1,382,284
                                               ===========    ===========











               The accompanying notes to financial statements are
                            an integral part hereof.


                               Help at Home, Inc.
                            Statements of Cash Flows

                                                         Nine Months Ended March 31
                                                         --------------------------
                                                         1995           1996
                                                         ----           -----
                                                         (Unaudited)    (Unaudited)
                                                         -----------  -------------
Cash flows from operating activities:
        Net Income                                       $   369,037    $   543,694
        Adjustments to reconcile net income
         of cash provided by operating activities:
                 Depreciation and Amortization                23,045         68,271
                 Deferred taxes                                            (154,000)
                 Changes in:
                         Accounts receivable                (716,739)       589,709
                         Prepaid expenses and other           17,324        (93,476)
                         Accounts payable                    ( 7,613)       (98,383)
                         Accrued expenses                    170,490        422,930
                         Income taxes payable                271,838        471,000
                                                           ---------  -------------
                         Net cash provided by
                           operating activities              127,382      1,749,745
                                                           ---------  -------------

Cash flows from investing activities:
        Purchase of property and equipment                   (81,238)       (84,416)
        Acquisitions of wholly owned subsidiaries                           (91,775)
        Increase in shareholder loan                         (81,830)        (8,289)
        Other                                                                (8,008)
                                                           ---------   ------------

                          Net cash used in investing
                            activities                      (163,068)      (192,488)
                                                           ---------   ------------
Cash flows from financing activities:
        Reduction of long-term liabilities                                  (69,394)
        Net proceeds from issuance of common stock,
          819,375 shares
                                                                          3,716,623
                                                           ---------   ------------
                          Net cash provided by financing
                            activities                             0      3,647,229
                                                           ---------   ------------
NET (DECREASE) INCREASE IN CASH AND
      CASH EQUIVALENTS                                       (35,686)     5,204,486

Cash and cash equivalents:
        Beginning of period                                   49,768         24,994
                                                           ---------    -----------

        END OF PERIOD                                 $       14,082    $ 5,229,480
                                                      ==============    ===========





 The accompanying notes to the financial statements are an integral part hereof.

                  Statement of Changes in Stockholders' Equity
                                   (Unaudited)


                             Preferred Stock         Common Stock
                            1,000,000 Shares      14,000,000 Shares
                               Authorized             Authorized
                            ----------------      -----------------

                            Shares                  Shares              Additional     Retained   Stockholders'
                            Issued    Amount        Issued     Amount   Pd in Capital  Earnings      Equity
                            ------    ------        ------     ------   -------------  --------   ------------

Balance - June 30, 1994                          1,050,000    $21,000                 $ 988,754    $1,009,754

Net Income for the year
 ended June 30, 1995                                                                    547,426       547,426
                                                                                      ---------    ----------

Balance - June 30, 1995                          1,050,000     21,000                 1,536,180     1,557,180
                                                                                      ---------    ----------
Effect of stock exchange with
wholly-owned subsidiary, Help at
Home, Inc. (IL)                                                          (19,500)        19,500

Sale of 819,375 shares
  of common stock,
  (net of offering costs
  and commissions)                                 819,375     16,388   3,700,235                   3,716,623
                                                   -------     ------   ---------

Net income for the nine
 months ended March 31, 1996                     ---------     ------   ---------
                                                                                        543,694       543,694
                                                                                       --------   -----------


BALANCE-March 31, 1996                           1,869,375     37,388   3,680,735     2,099,374     5,817,497
                                                 =========     ======   =========     =========     =========










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

Note 2:        Public Offering

In December, 1995 the Company effected an initial public offering of its securities. A total of 813,375 units, comprised of one share of common stock and two redeemable warrants, were issued for $6.30 per unit. Net proceeds from the offering were approximately $3,697,000 after underwriting commissions and expenses. Funds realized from the offering were deposited into a highly liquid money market fund and are included in cash and cash equivalents in the accompanying financial statements.

Note 3:        Earnings Per Share

The Company was incorporated in the State of Delaware on August 7, 1995. In connection with the formation of the Company, the Company issued 2,100,000 shares of common stock to the shareholders of Help at Home, Inc., an Illinois company ("HAH, IL"), in exchange for all of the common stock, 3,000 shares, of HAH, IL. The accompanying financial statements present stockholder's equity giving retroactive effect to this exchange. Further, in November 1995, the Company effected a one-for-two reverse stock split. The financial statements also give retroactive effect to this reverse stock split.

Earnings per common share have been determined by dividing earnings by the weighted-average number of common shares outstanding during each year. Stock warrants and stock options are not included in the earnings per share calculation because they are anti-dilutive.

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

5 percent from delivery of Medicare reimbursed home health services. For the first three quarters of fiscal 1996, the Company derived 91 percent of its general homemaker revenue from contracts with the Illinois Department of Aging

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

     The Company, in July, 1995, acquired all of the the stock of Lakeside Home

Health Agency, Inc. ("Lakeside") based in Fenton, MO. In January, 1996 the company also acquired Rosewood Home Health Agency ("Rosewood") in Alton, IL in

furtherance of its strategy to expand its range of services to include medically necessary, skilled care. Based on the
methodology used to determine Medicare reimbursement, services provided by the

Company to its subsidiaries (including financial management and administrative support services) are recoverable through allocations of home office costs to the Medicare program.


THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS

ENDED MARCH 31, 1995:


    Service fees for the three months ended March 31, 1996 increased by

$1,009,000 over the same quarter in the previous fiscal year. The 49 percent revenue growth is attributable to the opening of new Illinois offices pursuant to additional contract awards in 1995 ($347,000), the addition of Medicare home health services ($173,000) and general expansion in volume ($488,000). Direct costs of providing services increased by $743,000 and represented 69 percent of revenues versus 67 percent for the third quarter of 1995. The increase is due to a wage increase that took effect in fiscal 1995. The gross margin on services provided increased by $265,000 for the quarter ended March 31, 1996 and represents 31 percent of revenues. The gross margin for the third quarter of

1995 was 33 percent of revenues. The growth in expenses of $191,000 is attributable to an increase in administrative salaries associated with expansion of the corporate offices and function ($49,000), general office expense associated with acquisitions and the establishment of new field offices

($87,000), corporate travel associated with potential acquisitions ($39,000) and advertising/promotion attributable to general marketing efforts and shareholder relations ($16,000). Selling, general and administrative expenses totaling

$623,000 represented 20 percent of the quarter's revenues. Selling, general and administrative expenses for the same quarter of the preceding year amounted to

21 percent of revenues.

     Income from operations increased by $75,000 as compared to the same quarter in the
preceding year. Third quarter financial income of $63,000 is largely comprised of interest income on IPO proceeds netted against interest expense. The Federal and state income taxes reflected in the quarter's results includes an additional $45,000 attributable to the first two quarters of the fiscal year for the purpose of bringing provisions for current taxes into line with the

Company's estimated effective tax rate. After the provision for income taxes,

net income grew by $41,000 and represented six percent of revenues. Earnings per share were $.11 for the quarter as compared to $.15 for the same quarter last year which was due to the increase in estimated taxes together with the significant increase in the number of shares comprising the weighted average

(1,851,000 in 1996 versus 1,050,000 in 1995).


NINE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE NINE MONTHS

ENDED MARCH 31, 1995:


     Revenues derived from services rendered to clients for the first three quarters of 1996 exceeded revenues for the corresponding period in 1995 by

$2,597,000 representing overall growth in revenues of 47 percent. As noted in the preceding section, revenues increased due to an expansion in the number of

Illinois offices ($560,000), increased volume from various IDOA contracts

($1,637,000) and the addition of Medicare home health revenues ($400,000).

Direct costs associated with providing client services grew to $5,735,000, an increase of $1,795,000. The growth in direct costs is the result of increased client services requiring employment of additional field staff. However, direct costs, as a percentage of revenues, were unchanged at 71 percent for the nine month period in both fiscal years. The gross profit margins for both nine month periods were 29 percent of revenues. Selling, general and administrative expenses grew by $621,000 in 1996, and represented 19 percent of revenues as opposed to 17 percent for the nine
month period in 1995. The increase in general expense is attributable to increases in corporate staff ($81,000), professional fees ($41,000), corporate office expansion ($97,000), office expenses in new operating locations

($109,000) and general administrative expense associated with increased revenue volume ($293,000). Operating income for the nine months ended March 31, 1996 grew by $182,000 to $823,000. Financial income of $84,000 for the nine month period brought pre-tax income to $907,000 (11% of revenues) versus $641,000

(12% of revenues) one year earlier. Net income of $544,000 for the nine months ended March 31, 1996 represents an increase of $175,000 over the previous year,

although the percentage relationship between revenues and net income remains unchanged at seven percent. Earnings per share for the nine months of 1996 were

$.39 based 1,382,000 shares versus $.35 for the prior nine months when only

1,050,000 shares were outstanding.


LIQUIDITY AND CAPITAL RESOURCES:


     The Company has net working capital of $5,165,000 as of March 31, 1996. The

Company has, historically, funded its cash requirements entirely from operations. The two acquisitions made in this fiscal year, to date, have been funded through proceeds from operations, as well. The Company, at the end of

March, 1996 had one bank loan in the approximate amount of $56,000. In December,

1995 the Company completed an initial public offering consisting of 819,375 units, each of which consisted of one share of common stock and two redeemable common stock purchase warrants at $6.30 per unit. The offering generated net proceeds of approximately $3,687,000 after deduction of underwriters' discounts,

commissions and related expenses. The Company anticipates the proceeds from the offering will be sufficient to satisfy cash requirements for the next twelve months.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Help at Home, Inc.


                                            Registrant



Date:    May 9, 1996                       /s/ Louis Goldstein
                                          ------------------------------------
                                          Louis Goldstein
                                          CEO/Chairman




Date:   May 9, 1996                        /s/ Sharon S. Harder
                                          ------------------------------------
                                          Sharon S. Harder
                                          Chief Financial Officer