Form 10-K
period 1996-06-30
HELP AT HOME INC
filed 1996-09-30
CIK 1001109

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.

                               Form 10-KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                 for the fiscal year ended June 30, 1996
                      Commission File No. 033-97034

                            HELP AT HOME, INC.
          (Exact Name of registrant as specified in its charter)

         DELAWARE                               36-4033986
(State or other jurisdiction of                 (IRS Employer
incorporation or organization)                   Identification Number)

223 West Jackson Blvd.
Chicago, IL                                     60606
(Address of principal executive offices)        (Zip Code)

                              (312)663-4244
           (Registrant s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class:               Name of Exchange on which
                                   registered:

Common Stock, Par Value $0.02      NASDAQ National Market

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment in this Form 10-KSB.[X]

Registrant s revenues for its most recent fiscal year: $11,886,000

The aggregate market value of the registrant s Common Stock held by non-affiliates of the registrant as of September 27, 1996 was approximately $5,998,125 (for purposes of the foregoing calculation only, each of the registrant s officers and directors is deemed to be an affiliate).

There were 1,869,375 shares of registrant s Common Stock outstanding as of September 27, 1996.

Documents incorporated by reference:   None

Transitional Small Business Disclosure Format(Check One) Yes [ ]No [X]

                                 PART I.

Item 1.     DESCRIPTION OF BUSINESS.

Help at Home, Inc. and its subsidiaries (collectively, the Company) provide homemaker, custodial and skilled home health care services to elderly and disabled persons within their homes. Such services consist of nutritional planning and assistance, household management, personal care, skilled nursing interventions, rehabilitative therapy, and medical social work services. The majority of the Company s clients are obtained and served through 14 regional contracts with the Illinois Department on Aging (IDOA) and contracts with other state and municipal agencies. Help at Home also provides medically necessary, skilled home health care services through its subsidiaries certified as Medicare home health agencies. The Company operates through 24 offices in Illinois, Indiana, Missouri, Alabama and Mississippi.

History of the Company.

The Company was incorporated on August 7, 1995 in the State of Delaware. On December 5, 1995, the Company completed an initial public offering through which 819,375 units were offered and sold to the general public. The Company received gross proceeds of $5,162,063 from the initial public offering. Each unit consisted of one share of Common Stock, $.02 par value, of Help at Home, Inc. and two redeemable common stock purchase Warrants. The Common Stock and Warrants were immediately detached upon the effective date of the offering and are separately transferable. The Warrants are immediately exercisable Each Warrant generally entitles the holder to purchase one share of Common Stock for $6.00 commencing one year after the offering, or sooner if the Warrants are called for redemption, until the close of business on December 5, 2000. The Warrants are redeemable, in whole or in part, at a price of $.10 per Warrant, commencing one year after December 5, 1995 and prior to the expiration date, provided that prior written notice of not less than 30 days is given to the Warrant holders and the closing price of the Common Stock is at least $9.00 for ten consecutive trading days.

Help at Home, Inc., an Illinois corporation, was incorporated on October 29, 1974 and through a merger on June 17, 1982, merged with and into Help at Home of Evanston, Inc., an Illinois corporation, which was originally incorporated on February 27, 1975. Simultaneously with the merger, the surviving entity changed its name to Help at Home, Inc.

Lakeside Home Health Agency, Inc. was incorporated in the state of Missouri on April 20, 1993. Lakeside Home Health Agency, Inc., a Medicare certified home health agency, was acquired by the Company on July 20, 1995. Lakeside Home Health Agency, Inc., an Illinois corporation, was incorporated on August 3, 1995.

Rosewood Home Health, Inc. was incorporated in the State of Illinois on March 4, 1994. A Medicare certified home health agency, the corporation was acquired by the Company on January 30, 1996.

As of May 31, 1996, the Company acquired HASC Staffing Services, Inc., Homemakers of Montgomery, Inc. and Statewide Healthcare Services, Inc., all doing business as Oxford Healthcare. HASC Staffing Services, Inc., a Mississippi corporation, was incorporated on March 23, 1986. Homemakers of Montgomery, Inc., an Alabama corporation was incorporated on March 27, 1995. Statewide Healthcare Services, Inc., a Mississippi corporation, was incorporated on January 10, 1974.

The Company s principal executive offices are located at 223 West Jackson Blvd., Chicago, IL 60606. The telephone number of the executive office is (312)663-4244.

Pending Acquisition.

In May 1996, the Company signed an asset purchase agreement with Dependable Nursing Home Health Services, Inc. (Dependable) through which it acquired the right, title and interest in Dependable s Medicare license, certification, provider number, related business records and information subject to review and approval by the Illinois Department of Public Health relative to transfer of Dependable s Medicare certification and licensure. Consideration for the transaction is $149,000, which has been placed in escrow.
Overview of the Home Care Industry.

The home care industry serves the elderly as well as persons with temporary or permanent disabilities of any age. The primary purpose of home care programs is to keep clients from becoming institutionalized and to fill the gap created by inadequate health insurance coverage. The need for such services has escalated over the last decade due to the general aging of the population and the desire of elderly or disabled persons to maintain their quality of life by remaining independent and living in their own homes.

According to published industry data, the home care industry in 1994 constituted a $23 Billion market, with annual growth rates for this sector of the economy exceeding 20%. In addition to the general aging of the population, primary reasons cited for such rapid growth include the substantial cost savings achievable through at-home care as an alternative to more expensive institutional care, medical and technological advances which enable a growing number of treatments to be administered at home rather than in a medical facility and Medicare reimbursement policies which provide certain incentives to minimize the length of in-patient hospital stays.

Moreover, it has been predicted that long-term maintenance home care services will be the largest area of growth in the home care field.
Fully 20% of those over 65 can be considered frail elderly who experience functional limitations secondary to chronic disease processes; while 46% of those over the age of 85 fall into the frail elderly grouping and are, therefore, candidates for continuous, long-term custodial home care services. The need for assistance with the activities of daily living such as eating, dressing, bathing, walking and household management is sometimes thought of as a social need rather than a medical requirement. However, the provision of these basic services, often by a paid home care worker, is crucial to the health and well-being of the elderly patient and is being considered more and more often as medically necessary, preventive care.

The majority of home care recipients obtain services by participating in federally or state-funded programs for which they are eligible. Medically necessary, skilled home health care interventions, such as those provided through the Company s Medicare certified home health agencies, are reimbursed through Medicare Part A payments. Similarly, non-medical, custodial services to homebound clients are provided pursuant to contracts with agencies such as the Illinois Department on Aging or various Medicaid Waiver Programs. The Company is a provider to Medicare, Medicaid and other state program recipients through various contractual arrangements.

There have been a number of proposals offered in recent years through which the Federal government would increase its involvement in the delivery of health care, lower reimbursement rates for home care services and/or modify the payment methodology for Medicare home health services. The Company cannot predict what effect, if any, such proposals may have given the wide variety of proposals and the changing nature of the political, economic and regulatory influences at work in the government and U.S. economy. The Company believes, however, that such proposals will take time to enact, will likely have a phased-in approach and will, therefore, have minimal impact on the Company s business in the immediate future.

In August, 1996, the U.S. Congress ratified an increase in the Minimum Wage to $5.15 as of September, 1997. The minimum wage amendment to the budget bill will affect the Company through imposition of an increase in the minimum wage as of October 1, 1996 to $4.75. The Company, in anticipation of such a wage increase, is working to effect pro-rata rate increases in each of its affected homemaker service contracts.

Business Strategy.

The Company s business strategy is to provide a variety of home care services, through skilled therapeutic interventions (nursing and therapy services) and custodial (homemaker services), to a diversified mix of groups and individuals in the geographic markets served by the Company. The Company expects to expand the number of locations and markets it serves through development of additional service contracts, acquisition of existing home care businesses and introduction of complementary services. Key elements of the Company s strategy include:
     1) Broadening Customer Relationships. The Company has revamped its marketing program in an effort to identify and obtain additional contracts and grants from local, state and federal government programs. Likewise, the Company has focused on involvement in community organizations and senior service activities, such as those offered by local senior service provider councils and coalitions for the purpose of enhancing the Company s name and service recognition among the its constituencies.
     2) Cross-Marketing Services. The Company believes that numerous opportunities exist to cross-market services, thus ensuring retention of clients who may experience fluctuations or changes in their home care needs. For example, an elderly home care client who becomes ill may require skilled services for a time, after which his/her needs may revert back to custodial care. Help at Home will be in a position, either through its homemaker service divisions or Medicare home health agencies, to meet the needs of such clients. As the Company continues to strengthen its ability to continuously meet changes in the home care requirements of its elderly clientele it will avoid loss of business to other providers with a wider, or different, array of service offerings.
     3) Acquiring Complementary Businesses. The Company intends to continue to pursue acquisition of businesses that complement the Company s existing locations and/or service offerings. Desirable acquisition targets include Medicare-certified providers of skilled nursing and related services proximately located to current operating units. The Company will also continue to focus on existing home care companies whose service lines can be readily expanded through the addition of new services, such as skilled service providers that can be readily expanded through the addition of custodial services.

     4) Achievement of Operating Efficiencies. The Company believes that, as it increases in size and market share, it will be able to reduce, as a percentage of revenues, corporate overhead and operating costs including personnel, insurance, computer and communications systems, legal, accounting, and marketing expense. By increasing the Company s revenue base through internal growth and acquisitions, the Company believes it can achieve certain economies of scale, that will allow the Company to recoup a larger profit from its services.
     5) Increasing Market Penetration in Selected Markets. The Company has focused on increasing its market share in Alabama and Mississippi in connection with the acquisition of Oxford Healthcare. The Company has opened 11 new offices in Illinois, Indiana, Missouri and Alabama for the purpose of strengthening its market presence. The Company will continue to focus on business development and acquisitions in neighboring areas throughout the Midwest, Southeastern, Mid-Atlantic and Southwestern part of the United States.

Services.

The Company maintains contracts with several state and municipal agencies to provide custodial services to elderly and disabled clients. Such custodial services generally entail homemaker services, household
management, and assistance with activities of daily living.   The Company
provides in-depth training to its workers who provide such services to ensure consistency of approach and adequacy of care.

Case managers, engaged by the state agencies, generally refer custodial care clients to the Company after eligibility for service is determined. Case managers generally refer clients to home care companies on a rotating basis unless a specific home care provider is identified by the client to be served. Approximately 90% of the Company s revenues in fiscal 1996 were derived from the delivery of custodial services.

In addition to custodial services, the Company provides skilled services to those with an established medical need as determined by a physician. Skilled home care services include nursing interventions, physical therapy for improvement of range of motion and pain reduction, occupational therapy for enhancement of the patient s ability to perform routine activities of daily living, speech therapy directed at resolution of swallowing or language difficulties and medical social work services to address and help resolve issues related to the psycho-social aspects of home care . Through its Medicare certified home health agencies, the Company also provides home health aide services that are provided under the direct supervision of a nurse.

The Company has indicated its intention to enter into hospice care through which it will provide in-home care to terminally ill patients. In-home hospice care offers an alternative to hospice centers or nursing homes for terminally ill individuals who prefer to live out the remainder of their lives in their own residences. It is the Company s intention to provide such services, through licensed and certified hospice organizations, to Medicare and Medicaid patients. The Company has completed its first applications to form hospices under the aegis of Oxford Healthcare in Alabama and Mississippi; however, the hospices are not yet operational.

Customers.

The Company s customers include, but are not necessarily limited to, case management units, third party administrators, physicians, hospital discharge planners, social workers, third party payers including Medicare, and other types of health care organizations. Approximately 73% of the Company s revenues during fiscal 1996 were derived from the Illinois Department on Aging with another 17% attributable to other homemaker service contracts and 10% attributable to the Medicare program. The programs through which the Company derives its revenues require that certain standards for eligibility and participation are continually met. Billing and payment arrangements with the Company s customers are specified in payor contracts that are non-exclusive and which do not obligate the payor to utilize a certain volume of services over a specified time period. The Company s customers often use a variety of providers in addition to the Company, thus necessitating competition among several providers on the basis of pricing, array of service offerings, availability of caregivers and/or quality of services.

With regard to the Company s contractual arrangement with the Illinois Department on Aging (IDOA), the Company must ensure that the direct costs associated with providing service to IDOA clients is at least 73% of charges. The Company is in compliance with this contract requirement. Should the Company be unable to maintain its compliance in this regard, the contractual arrangement could be subject to immediate termination.

Regulation.

Custodial services are generally unregulated. The Company must, however, maintain certain state and/or federal licenses or certifications in order to offer specific health services. With respect to licensure of skilled home health care services, each state specifies the manner in which home health agencies will operate. Approximately half of the states, including Alabama and Mississippi, require that home health agencies possess one or more valid Certificates of Need (CON) in order to qualify as a provider of Medicare home health services. Absent a valid CON, a home health agency may be precluded from providing certain services or expanding its operations into new geographic areas. Recently, however, several states have initiated a process through which the requirement may be reconsidered and many expect that, within the next several years, reliance on CONs as a means of controlling home health care costs will significantly diminish. In the meantime, however, new Certificates of Need are generally unavailable, thus limiting the ability of would-be Medicare home health providers to enter CON markets. The Company possesses a Certificate of Need in Montgomery County, Alabama through Homemakers of Montgomery, Inc. and has initiated an action in the Circuit Court of Montgomery County Alabama (15th Judicial Circuit) to secure CON authorization in the Alabama counties of Bullock, Elmore, Macon and Tallapoosa.

All Medicare home health agencies must also successfully demonstrate, on an annual basis, compliance with Medicare Conditions of Participation in order to continue to provide services to Medicare beneficiaries. Such conditions generally embody established standards for home health agency management of personnel, adherence to patients rights, supervision of care, financial management and the presence of an independent, professional advisory group. All of the Company s Medicare provider units have successfully passed their annual Medicare surveys.

As well, Homemakers of Montgomery, Inc. has been accredited by the Joint Commission on the Accreditation of Healthcare Organizations (JCAHO). The Company intends to apply for JCAHO accreditation for each of the operating units providing skilled home health services.

Competition.

The Company competes with other providers of custodial services for various state and municipal contracts pursuant to a competitive bidding process. Each company competing for a bid is required to provide specific information regarding its history and duration as a provider of services. Depending on each bidder s responses to requested information and the fulfillment of specific evaluative criteria, points are awarded to each provider with contracts going to the bidders with the greatest number of accumulated points. With respect to this process, the key competitive factors are the length of time in business and the geographic areas served by the provider. As a result of the Company s long history, market penetration and presence, the Company has been highly successful in obtaining contracts for provision of custodial services.

Competition among home health agencies for Medicare patients is based, in part, on availability of qualified personnel who can be dispatched to care for a patient in a timely manner. Likewise, a home health agency s array of service offerings, geographic coverage and relationships with major referral sources significantly influences competitive position. In states with applicable CON regulations, competition may be more limited due to the smaller number of providers in any one market. There is limited, if any, price competition with regard to services provided to Medicare and/or Medicaid coverage recipients.

Employees.

Exclusive of field personnel who work on a per diem basis, the Company has 133 administrative employees.

The number of caregivers providing services to clients varies from day to day. These personnel do not, necessarily, work full time shifts; nor do they exclusively work for the Company. Certain of the Company s employees in Chicago are represented by a union. Relations with the union are considered to be good.

The Company has in place a screening process for all of its caregivers to ensure compliance with laws generally, and the absence of criminal convictions and/or disciplinary actions that limit professional activity.

Item 2.     Description of Property.

The Company s principal executive offices are located at 223 West Jackson Blvd., Chicago, IL and consist of approximately 3,100 square feet of rented space. Similarly, the Company leases office space in each of its 24 operating locations as follows:

Help at Home, Inc. - Corp Offices  Help at Home, Inc. - Chicago
223 West Jackson Blvd, Suite 500   223 West Jackson Blvd., Suite 510
Chicago, IL 60606                  Chicago, IL 60606
Lease expires November 30, 2000    Lease expires November 30, 2000

Help at Home, Inc. - St. Charles   Help at Home, Inc. - Ottawa
103 North 11th St. Suite 107       615 West Main Street
St. Charles, IL 60174              Ottawa, IL 61350
Lease expires March 31, 1999       Lease expires July 9, 1997

Help at Home, Inc. - Alton         Help at Home, Inc. - St. Louis
627 South Bellwood, Suite 6,       300 Biltmore Drive - Suite 336
Alton, IL 62002                    Fenton, MO 63026
Lease expires February 28, 1997    Lease expires July 31, 1998

Help at Home, Inc. - Waukegan      Help at Home, Inc. - Oak Forest
2504 Washington Street, Suite 101  15337 S. Cicero Ave., Suite F
Waukegan, IL 60085                 Oak Forest, IL 60452
Lease expires June 30, 1997        Lease expires May 31, 1998

Help at Home, Inc. - Quad Cities   Help at Home, Inc. - Munster
2100 18th Avenue, Suite 5          9250 Columbia, Suite D2
Rock Island, Il 61201              Munster, IN 46321
Lease expires July 31, 1998        Lease expires June 30, 1997

Help at Home, Inc. - Macomb        Help at Home, Inc. - Belleville
107 Business and Tech Center       213 South Illinois, Suite 101
Western Illinois University
Macomb, IL 61455                   Belleville, IL 62220
Lease expires March 31, 1997       Lease expires April 14, 1999

Lakeside Home Health Agency - MO   Lakeside Home Health Agency - IL
300 South Biltmore                 223 West Jackson Blvd.
Fenton, MO 63026                   Chicago, IL 60606
Lease expires July 31, 1998        Month to Month Lease

Rosewood Home Health, Inc.         Rosewood Home Health, Inc.
621 South Bellwood                 213 South Illinois
East Alton, IL 62024               Belleville, IL 62220
Lease expires February 28, 1997    Lease expires April 14, 1999

Homemakers of Montgomery, Inc.     Statewide Healthcare Services, Inc.
229 Interstate Park Drive          3828 Interstate 55 North
Montgomery, AL 36109               Jackson, MS 39211
Lease expires December 31, 1998    Lease expires May 31, 2001

Statewide Healthcare Services,Inc. Statewide Healthcare Services, Inc.
420 B Snow Street                  956 Montclair Road, Suite 218
Oxford, AL 36203                   Birmingham, AL 35213
Month to Month Lease               Lease expires July 31, 1997

Statewide Healthcare Services,Inc. Statewide Healthcare Services, Inc.
115B Longwood Drive SE             1141 Montlimar Drive, Suite 2400
Huntsville, AL 35801               Mobile, AL 36609
Lease expires July 31, 1997        Lease expires July 31, 1997

Statewide Healthcare Services, Inc.Statewide Healthcare Services, Inc.
188 North Foster, Suite 200        2000 Flint Road, Suite 102
Dothan, AL 35708                   Decatur, AL 35602
Lease expires September 30, 1998   Lease expires September 30, 1997

HASC Staffing Services, Inc.
3828 Interstate 55 North
Jackson, MS 39211
Lease expires May 31, 2001

Office leases are generally for terms of one to five years. The Company believes that its office facilities, which are utilized exclusively for administrative purposes, will be generally suitable to fulfill the Company s needs for the foreseeable future. The Company maintains insurance on all of its properties.

Item 3.     Legal Proceedings.

The Company is not a party to any legal proceedings which it believes may have a materially adverse effect on the Company s financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders of the Company during the fourth quarter.

                                 PART II.

Item 5.   Market for Common Equity and Related Stockholder Matters.

The Company s Common Stock and Warrants are traded on the NASDAQ National Market under the symbols HAHI and HAHIW, respectively. The following table shows the high and low bid price information, as quoted by NASDAQ. Such quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

                         Common Stock Bid Price
                            High         Low
HAHI:
1996 Fiscal Year
   First Quarter            N/A(1)         N/A(1)
   Second Quarter         $6.00          $5.50
   Third Quarter           6.19           5.38
   Fourth Quarter          8.38           5.50

HAHIW:
   First Quarter            N/A(1)         N/A(1)
   Second Quarter         $1.25          $ .75
   Third Quarter           1.63           1.13
   Fourth Quarter          3.13           1.50
- ----------------
(1)  The Company s Common Stock and Warrants commenced trading on
December 5, 1995.

There were approximately 11 holders of record of the Company s Common Stock as of September 27, 1996 and approximately 5 holders of record of the Warrants as of the same date. This number includes shareholders of record who may hold stock for the benefit of others.

The Company does not expect to pay dividends on its Common Stock in the foreseeable future. Management intends to retain all available funds for the development of the business and for use as working capital.

Item 6.   Management s Discussion and Analysis or Plan of Operation

Overview.

The Company provides home care services in Illinois, Indiana, Missouri, Alabama and Mississippi. The Company s fiscal year ends on June 30. Unless otherwise noted, references to fiscal 1995 and 1996 relate to the fiscal years ended June 30, 1995 and 1996.

The Company s revenues are derived primarily from custodial services. Additionally, approximately 10% of the Company s revenues, during fiscal 1996, were derived from skilled home health care services. The Company believes that the home care market will continue to experience significant growth due to aging of the population, continued emphasis on preventive health care services, early patient discharges from acute care institutions, and new advances in medical technology. The Company believes that it is well positioned to take advantage of the expected growth in both the custodial home care and home health care segments of the market.

The Company s overall strategy is focused on providing a continuum of services to elderly and disabled clients in their homes, concentrating on geographic areas with favorable demographics and reimbursement trends. The Company will implement this business strategy through a combination of internal growth of existing services/locations, expansion into new areas adjacent to existing locations, and acquisition of geographically proximate businesses with complementary service mixes and locations.

The Company strives to maintain an overall gross profit margin of at least 30% and intends to generate additional operating profits through increased economies of scale to be derived from savings in general and administrative expenses. Personnel is the single largest component of the Company s costs, comprising approximately 80% of net sales which the Company believes is typical for similarly situated home care providers.

Results of Operations:

The following table sets forth, for fiscal years 1995 and 1996, certain items from the Company s Consolidated Statement of Operations expressed as a percentage of net sales.

                                      Fiscal Years Ended June 30
                                        1995            1996
                                       --------------------------
Net Sales                                100%            100%
Direct Cost of Services                   73%             69%
Gross Margin                              27%             31%
Operating Expenses                        16%             21%
Income Before Taxes                       11%             11%
Income Taxes                               4%              5%
Net Income                                 7%              6%

Fiscal 1995 Compared to Fiscal 1996:

Net revenue derived from client/patient services increased by $4.0 Million or 50%, from $7.9 Million to $11.9 Million from 1995 to 1996.
The increase in sales relates to a $2.8 Million, or 35%, increase derived from the expansion of homemaker services. Of the general homemaker service growth, $312,000 or 1% is attributable to the Oxford Healthcare acquisition with the remainder ($2.5 Million) coming from continued development of the Company s established Illinois and Missouri locations.

Also, the addition of medically necessary, skilled home health services comprised $1.2 Million, or 29%, of the overall increase in revenues.

The Illinois Department on Aging accounted for approximately 81% of total homemaker revenues of $10.7 Million. Illinois Department on Aging revenues, as a percentage of total homemaker service revenue, remained essentially unchanged from 1995 to 1996. The contractual arrangement with IDOA requires that, at a minimum, 73% of receipts from IDOA client services be spent for direct costs of providing care. The Company is in compliance with this requirement; however, should the Company s IDOA direct costs, as a percentage of IDOA revenues, fall below 73%, the contract could be subject to termination.

The Medicare program provided approximately 74% of the $1.2 Million in revenues attributable to home health care services. There were no home health care revenues for 1995.

Direct costs of providing services constituted $5.8 Million and $8.2 Million in 1995 and 1996, respectively, representing 73% and 69% of total revenues. The 30% growth of $2.4 Million in the cost of providing services relates directly to revenue growth with homemaker services comprising a constant 73% of related revenues and costs of providing home health services accounting for 34% of related revenues. The gross margin increased, from $2.1 Million or 27% of revenues in 1995 to $3.7 Million, or 31% of revenues, in 1996. The improvement in the overall relationship between revenues and cost of services relates directly to the addition of home health care services.

Operating expenses ($1.2 Million in 1995 and $2.5 Million in 1996) comprised 16% and 21% of revenues, respectively. Administrative salaries and benefits grew $674,000 from $547,000 to $1.2 Million due primarily to the addition of administrative staff members ($419,000 or 62% of the increase) to handle increased work loads related to higher revenue levels. In connection with the Company s IPO and acquisition program, certain managerial level positions were added, accounting for approximately $255,000 of annual salaries and benefits that constituted approximately 38% of the overall growth in such expenses.

Professional fees increased by $29,000 to $141,000 for overall growth of 26%. The increase is attributable to general labor matters and other routine issues typically associated with the increase in overall business.

Office expense increased from $237,000 (3% of revenues) to $543,000 (5% of revenues) with the bulk of the increase (43% or $233,000) coming from the opening of additional Illinois, Missouri and Indiana offices of Help at Home, Inc. Opening of the corporate headquarter offices accounted for 14% or $76,000 of additional office expense with the remainder of the growth ($228,000,700 or 42%) stemming from acquired businesses.

Travel expenses grew by $82,000, or 65%, to $206,000 due to an increase in the reimbursable travel between clients/patients, increased travel among operating units, travel associated with investor meetings, and visits to potential acquisition candidates.

Insurance expense increased by $82,000 to $136,000, or 150%, due to the growth in the business and increased number of entities requiring general insurance coverages.

Depreciation and amortization expense increased by $71,000 to $117,000 for a total increase of 155%. The increase is due to capital asset additions together with amortization of goodwill related to acquisitions made during year.

Marketing expenses went from $86,000 to $124,000 for an overall increase of 69%. The increased expense is the result of escalated marketing efforts which have contributed to the overall growth in homemaker revenues.

Provision for income taxes grew from 38% of pre-tax income to 44% of pre-tax income, due in part to increased state income taxes and the adjustment of accrued tax benefits ($55,000) that were recorded in prior years. Before the adjustment, current year tax provisions approximated 40% of pre-tax income.

Earnings per share of common stock were $.52 (fully diluted) in 1995 and $.41 in 1996 based on weighted average shares outstanding of 1,050,000 and 2,243,227, respectively. As noted herein, the Company has approximately 1.6 Million Warrants outstanding as a result of its initial public offering. The Company has adopted the modified treasury method of presenting earnings per share for the year ended June 30, 1996. On a fully diluted basis, the Company s earnings per share in 1996 represented a decrease of $.11 or 21% from the preceding year on a corresponding increase of 1,193,227 shares.

Liquidity and Capital Resources.

The Company s primary cash requirements are for operating expenses, generally comprised of labor, occupancy and administrative costs, and acquisition expenditures. Historically, the Company s primary sources of cash have been from operations. The Company s long term debt obligations are to a former shareholder of Oxford Healthcare ($325,000) and various equipment lessors ($64,000).

In 1996, $1.5 Million of cash was realized from operations as compared to $169,000 in the preceding year. The Company realized net proceeds from its initial public offering of $3.7 Million. The Company presently has 1,638,750 Warrants outstanding with an exercise price of $6.00. The Warrants can be exercised at any time subsequent to the public offering and can be called anytime after December 5, 1996 provided the closing price of the Company s Common Stock is equal to or greater than $9.00 for ten consecutive days. The Company stands to realize a maximum of approximately $9.8 Million from the exercise of its Warrants.

In May, 1996 the Company acquired all of the capital stock of the companies doing business as Oxford Healthcare for $2,150,000 including $1,875,000 in cash and $325,000 in a note payable. Subsequently, the Company caused $884,000 of Oxford Healthcare s indebtedness to be repaid. The Company also deposited $149,200 in an escrow account in anticipation of the acquisition of the assets of Dependable Nursing Home Health Services, Inc.

The Company has approximately $780,000 of the proceeds from the initial public offering remaining. As well, it has arranged for a $1 Million, uncollateralized, line of credit from its bank at the bank s prime interest rate. The line of credit has not been utilized, to date. The Company is also negotiating with lending institutions to secure asset based financing for use in business expansion activities.

Management of the Company intends to pursue acquisitions in the future and anticipates utilizing the proceeds from the exercise of Warrants, future indebtedness and cash provided from operations to fund such acquisitions.

Item 7.   Financial Statements.

Financial Statements for the Years Ended June 30, 1995 and 1996.

Attached hereto and filed as a part of this Form 10-KSB are the Consolidated Financial Statements of the Company.

Proforma Financial Results.

WAs of May 31, 1996, the Company acquired all of the outstanding stock of HASC Staffing Services, Inc. (HASC), Homemakers of Montgomery, Inc. (Homemkrs) and Statewide Healthcare Services, Inc. (Statewide), all doing business as Oxford Healthcare. The transaction was accounted for as a purchase and the results of operations for the Company as of June 30, 1996 include one month of activity for the corporations collectively referred to as Oxford Healthcare. The table below depicts proforma results of operations for the year as if the Oxford Healthcare transaction were consummated as of the beginning of fiscal 1996.

                      Proforma Statement of Operations

                        Help at
                         Home      HASC  Homemkrs  Statewide    Total
                        June 30,  May 31, May 31,   May 31,   June 30,
                         1996     1996    1996      1996       1996
                     --------------------------------------------------
Revenues:
   Home Care        $11,885,712 $11,282 $1,501,789 $3,431,001 $16,829,784

Direct Costs
   Home Care          8,204,259            672,203  1,673,177  10,549,639
                      ---------  ------  ---------  ---------  ----------
Gross Margin          3,681,453  11,282    829,586  1,757,824   6,280,145

Operating Expenses    2,525,442   6,871    845,449  1,715,325   5,093,087
                      ---------  ------  ---------  ---------   ---------
Operating Income      1,156,011   4,411    (15,863)    42,499   1,187,058

Interest Income         130,834             (1,947)    (1,625)    127,262
                      ---------  ------  ---------   ---------   --------
Income before Taxes   1,286,845   4,411    (17,810)    40,874   1,314,320

Income Taxes            568,000   1,764     (7,124)    16,350     578,990
                      ---------  ------  ---------  ---------   ---------
Net Income           $  718,845 $ 2,647 $   (10,686)$  24,524 $   735,330
                     ========== ======= =========== ========= ===========
Earnings Per
   Common Share (Fully
   Diluted)                $.41                                      $.42

Weighted Average
   Shares Outstanding
     (Fully Diluted)  2,243,227                                 2,243,227

Item 8.   Changes In and Disagreements With Accountants on
          Accounting and Financial Disclosure.

The Company s previous accountants, Richard A. Eisner & Company, LLP were replaced pursuant to a vote of the Audit Committee of the Board of Directors. The report prepared by Richard A. Eisner & Company, LLP did not contain an adverse opinion, disclaimer of opinion, qualification or modification as to uncertainty, audit scope or accounting principles. There were no disagreements between the firm and the Company regarding any matter of accounting principles or practices, financial statement disclosure or audit scope. Richard A. Eisner & Company, LLP was notified of the decision of the Audit Committee on May 30, 1996.

The firm has been replaced by Coopers & Lybrand, LLP. There have been no disagreements with Coopers & Lybrand regarding accounting principles or financial disclosures.

                                PART III.

Item 9.   Directors, Executive Officers, Promoters and Control
       Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers.

The following table sets forth certain information concerning each of the current executive officers and directors of the Company. The company s officers and directors are elected to serve in such capacities until the earlier to occur of the election and qualification of their respective successors or until their respective deaths, resignations or removal by the Company s Board of Directors or shareholders, respectively, from such positions. Directors do not currently receive compensation for their services as such. One director has received shares of Common Stock in consideration for agreeing to serve as director. One director, Marlene Schaffer, resigned from the Board of Directors. See Certain Relationships and Related Transactions.

Name                          Age       Positions and Offices
- --------------------------------------------------------------------
LouIs Goldstein                53       Chairman of the Board, Chief
                                           Executive Officer and
                                           Treasurer
Joel Davis                     32       Chief Operating Officer,
                                           Secretary and Director
Sharon Harder                  47       Chief Financial Officer
Robert Rubin                   55       Director
Steven L. Venit                37       Director

All of the Company s officers devote full time to the Company s business.

     Louis Goldstein. Mr. Goldstein, the founder of the Company, has served as the Company s chief executive officer and director since its inception.

     Joel Davis. Mr. Davis joined the Company in July, 1995 as General Counsel. Mr. Davis was named Chief Operating Officer of the Company in March, 1996. From October, 1989 through July, 1995 Mr. Davis was engaged as an Associate at the law firm of Hlustik, Huizenga, Williams &
VanderWoude, Ltd. in Chicago.

     Sharon Harder. Ms. Harder joined the Company in March, 1996 as Chief Financial Officer. For six years prior to joining the Company, Ms. Harder was Chief Operating Officer and Chief Financial Officer for Child Health Systems, Inc. and Pediatric Homecare of America. The companies offered a wide range of alternate site services including center based day health care, skilled home nursing care, rehabilitative therapies, infusion therapy, home medical equipment and case management services.

     Robert Rubin. Mr. Rubin has been a Director of Kaye Kotts Associates, Inc., a company providing services to delinquent tax payers, since 1994. Mr. Rubin has served as an officer of Western Power & Equipment Corporation, a construction equipment distributor, since October, 1990. From October, 1990 to January, 1994 Mr. Rubin served as Chief Executive Officer of American United Global, Inc. Since 1994, Mr. Rubin has served American United Global as its Chairman of the Board. Since October, 1992 Mr. Rubin has been President and Director of Trans Cap, Inc., a blind pool company.

Mr. Rubin was formerly a Director and Vice Chairman of American Complex Care, Inc. (ACCI), a public company which provided on-site health care services including intradermal infusion therapies. In April, 1995 the principal operating subsidiaries of ACCI petitioned in the Circuit Court of Broward County, Florida for an assignment for the benefit of creditors. Mr. Rubin is also a Director, Chairman and minority stockholder of Universal Self Care, Inc., a public company engaged in the sale of products used by diabetics; and Response USA, Inc., a public company engaged in the sale and distribution of personal emergency response systems. Mr. Rubin is a Director and minority stockholder of Diplomat Corporation, a public company engaged in the manufacture and distribution of baby products. Mr. Rubin is also Chairman, Chief Executive Officer and a Director and principal stockholder or ERD Waste Corporation, a public company specializing in the management and disposal of municipal solid waste, industrial and commercial nonhazardous solid waste and hazardous waste. He is also a minority stockholder of STAT Health Care, Inc., a public company providing physician contract management services to associations that provide emergency room services to hospitals.
     Steven Venit. Mr. Venit has been a sole practitioner with the law offices of Steven L. Venit, Esq. for more than ten years and is licensed to practice law in the states of Illinois, Nevada and Wisconsin. See Certain Relationships and Related Transactions.

Section 16 Compliance.

During fiscal 1996 there were no failures to timely report on Forms 3 or 4 pursuant to the provisions of Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation.

The following table sets forth the cash compensation, as well as certain other compensation paid or accrued, by the Company to the Company s Chief Executive Officer and its former President for the fiscal years ended June 30 1994, 1995 and 1996. No other executive officers had total annual salaries and bonus exceeding $100,000 during the fiscal year.

                                                       Long Term
                                                      Compensation
                         Annual Compensation          Stock Options
Name and Position       Year   Salary   Bonus            Granted
- --------------------------------------------------------------------
Louis Goldstein,         1996 $192,611  $   -                -
  Chairman, Chief        1995  155,082      -                -
  Executive Officer,
  Director

Marlene Schaffer,        1996 $104,654  $   -                -
   President (former)    1995  100,594      -                -
- --------------------------------------------------------------------

Note:     With respect to each named officer, the aggregate amount of perquisites and other personal benefits was less than either $50,000 or 10% of the salary reported.

Employment Agreement.

In August 1995, the Company entered into an employment agreement with Louis Goldstein. Pursuant to the agreement, Mr. Goldstein will receive a base annual salary of $175,000 in the first year and $200,000 in the second year, subject to increase in each successive year of the contract term at the discretion of the Compensation Committee of the Board of Directors. In addition, Mr. Goldstein is entitled to receive a benefit allowance in lieu of health, life and disability insurance and other similar benefits, in the amount of 10% of Mr. Goldstein s base salary per year. The agreement is for a period of five years and is automatically renewable for additional one year terms unless prior notice is given not less than 90 days prior to the end of the initial term or any succeeding year. The agreement also subjects Mr. Goldstein to non-competition provisions.

Stock Option Plan.

The Company adopted a Stock Option Plan in August, 1995. The plan is administered by the Board of Directors through its Compensation Committee. Pursuant to the plan, options to acquire an aggregate of 264,375 shares of Common Stock may be granted, 20,000 of which have been granted to date, at an exercise price of $5.88. The plan provides for grants to employees, consultants and directors of the Company.

The 1995 Stock Option Plan authorizes the Board to issue incentive stock options (ISOs) as defined in Section 422 A of the Internal Revenue Code of 1986, as amended (the Code), as well as stock options that do not conform to the requirements of the Code section (Non-ISOs). Consultants and directors who are not also employees of the Company could be granted only Non-ISOs. The exercise price of each ISO may not be less than 100% of the fair market value of the common Stock at the time of grant, except that in the case of a grant to an employee who owns 10% or more of the outstanding stock of the Company or a subsidiary or parent of the company (a 10% Stockholder), the exercise price may not be less than 110% of the fair market value on the date of the grant. The exercise price of each Non-ISO shall be determined by the Board of Directors in its discretion and may be less than the fair market value of the Common Stock (but not less than 85%) on the date of grant. Notwithstanding the foregoing, the exercise price of any option granted on or after the effective date of the registration of any class of equity security of the Company pursuant to Section 12 of the Securities Exchange Act of 1934, and prior to six months after the termination of such registration may be no less than 100% of the fair market value per share on the date of the grant. ISOs may not be exercised after the tenth anniversary (fifth anniversary in the case of any option granted to a 10% Stockholder) of their grant. Non-ISOs may not be exercised after the tenth anniversary of the date of grant. Options may not be transferred during the lifetime of an option holder. No stock options could be granted under the plan after August 15, 2005.

Subject to the provisions of the Plan, the Board has the authority to determine the individuals to whom the stock options are to be granted, the number of shares to be covered by each option, the exercise price, the type of option, the option period, the restrictions, if any, on the exercise of the option, the terms for the payment of the option price and other terms and conditions. Payments by option holders upon exercise of an option may be made (as determined by the Board) in cash or such other form of payment as may be permitted under the plan, including without limitation, by promissory note or by shares of common stock.

Indemnification of Officers and Directors.

The Articles of Incorporation and Bylaws of the Company provide for indemnification of each director and officer or former director or officer or any person who may have served at the request of the Company as a director or officer of another corporation in which the Company owns shares of capital stock or is a creditor. The Company will indemnify against reasonable costs and expenses incurred in connection with any action, suit or proceeding to which any of the individuals described herein were made a party by reason of his/her or their being or having been such a director or officer, unless such director has been adjudicated to have been liable for negligence or misconduct in his or her corporate duties. As of the date of this filing the Company is unaware of any existing, threatened or pending litigation involving a former or current director that will require the indemnification of the Company.

Notwithstanding the foregoing indemnification provisions of the Company s Articles of Incorporation and Bylaws, the Company has been informed that, in the opinion of the Commission, indemnification for liabilities arising under the Securities Act is against public policy and is, therefore, unenforceable.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

The following table sets forth, as of the date of this filing, certain information with respect to stock ownership of (I) all persons known by the Company to be beneficial owners of 5% or more of its outstanding shares of common Stock; (ii) all directors and officers individually and as a group, together with their respective percentage ownership of such shares. Unless otherwise noted, the beneficial owners have sole voting and investment power over the shares of Common Stock listed.

                                    Shares         Percentage
Name                                Owned            Owned
- ------------------------------------------------------------------
Louis Goldstein (1)                960,000           51.38%
Robert Rubin (1)                    52,500            2.80%
Joel Davis (1)                           -               -
Sharon Harder (1)                        -               -
Steven Venit (1)                         -               -
All officers and directors as a
   group                         1,012,500            54.18%
- -------------------------------

(1) The address for the named individual is 223 West Jackson Blvd., Chicago, IL 60606.

Item 12.  Certain Relationships and Related Transactions.

In connection with the formation of the Company, on August 7, 1995, the Company issued to Louis Goldstein 962,500 shares of Common Stock in exchange for 2,750 shares of common stock of Help at Home, Inc., an Illinois company (Help Illinois). In exchange for 143 shares of common stock of Help Illinois the Company issued to Mr. Rubin 50,000 shares of the Company s Common Stock.

In 1992, 1993 and 1994 Help Illinois loaned to Mr. Goldstein $135,470, $101,135 and $92,721, respectively. The loans bear interest at nine percent per year. The balance of such loans at June 30, 1996 was approximately $128,000. The balance of the shareholder loan decreased by approximately $14,000 during the year.

During 1996, the Company paid an aggregate of approximately $29,000 (including accrued fees from a prior year) to Steven Venit, a director, for certain routine legal services.

The Company has adopted a policy that all future transactions, including loans between the Company and its officers, directors, principal stockholders and their affiliates must be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

Item 13.  Exhibits and Reports on Form 8-K.

(a) Except as otherwise noted, the Exhibit listed below has previously been filed as an exhibit to the Company s Registration Statement on Form SB-2 Registration No.33-97034 (the Registration Statement), and is incorporated herein by reference to such exhibits.

3.1 Articles of Incorporation of Help at Home of Evanston, Inc., an Illinois corporation, dated February 27, 1975 as amended on June 17,1982 changing its name to Help at Home, Inc.
3.2 Certificate of Incorporation of Help at Home, Inc., a Delaware corporation, dated August 7, 1995.
3.3 Certificate of Incorporation of Lakeside Home Health Agency, Inc., a Missouri corporation, dated April 20, 1993.
3.4 Certificate of Incorporation of Rosewood Home Health, Inc., an Illinois corporation, dated March 4, 1994.
3.5 Certificate of Incorporation of HASC Staffing Services, Inc., a Mississippi corporation, dated March 23, 1986.*
3.6 Certificate of Incorporation of Homemakers of Montgomery, Inc., an Alabama corporation, dated March 27, 1985.*
3.7 Certificate of Incorporation of Statewide Healthcare Services, Inc.,a Mississippi corporation, dated
          January 10, 1974.*
3.8       Help at Home, Inc. Bylaws.
4.1       Specimen Common Stock Certificate.
4.2       Specimen Redeemable Common Stock Purchase Warrant.
4.3       Form of Warrant Agreement.
4.4       Form of Underwriter s Warrant.
10.1      Employment Agreement with Louis Goldstein.
10.2      Form of contract with the Illinois Department on Aging.*
10.3      1995 Stock Option Plan.
11.1      Computation of Earnings Per Share.
21.1      Subsidiaries.
27.1      Financial Data Schedule.

(b) Reports filed on or in conjunction with Form 8-K. Except as otherwise noted, the reports noted below have been previously filed with the Commission and are incorporated herein by reference.

16.1 Letter from Richard A. Eisner, LLP regarding change in certifying accountant.**
99.1 8-K as amended for May 29, 1996 - Change in the Registrant s Certifying Accountant.
99.2      8-K as amended for June 7, 1996 - Acquisition of Assets.
thereto.

*    Filed herewith.
**   Filed with the 8-KA referenced as Ex. 99.1.

                                SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated September 27, 1996      HELP AT HOME, INC.


                              By:/s/ Louis Goldstein
                                     Chairman and Chief Executive
                                     Officer

                              By:/s/ Sharon S. Harder
                                      Chief Financial Officer


                              By: /s/ Joel Davis
                                      Chief Operating Officer

                              By: /s/ Steven L. Venit
                                      Director

                              By: /s/ Robert Rubin
                                      Director

                   HELP AT HOME, INC. AND SUBSIDIARIES


                       INDEPENDENT AUDITORS  REPORT


                            TABLE OF CONTENTS



Independent Auditors  Reports  . . . . . . . . . . . . . . . . . .  1

Financial Statements . . . . . . . . . . . . . . . . . . . . . . .  3

     Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . .  3

     Consolidated Statements of Operations . . . . . . . . . . . .  4

     Consolidated Statements of Stockholders  Equity . . . . . . .  5

     Consolidated Statements of Cash Flows . . . . . . . . . . . .  6

Notes to the Financial Statements. . . . . . . . . . . . . . . . .  7

                    REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors
Help at Home, Inc.
Chicago, Illinois



We have audited the consolidated balance sheet of Help at Home, Inc. (the "Company") as of June 30, 1996, and the related consolidated statements of operations, stockholders equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Help at Home, Inc. for the year ended June 30, 1995, were audited by other auditors, whose report, dated October 25, 1995, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Help at Home, Inc as of June
30, 1996 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                   Coopers & Lybrand, LLP
Chicago, Illinois
September 26, 1996

                      REPORT OF INDEPENDENT AUDITORS





To the Board of Directors
Help at Home, Inc.
Chicago, Illinois


     We have audited the accompanying balance sheet of Help at Home, Inc. As at June 30, 1995 and the related statements of operations, changes in stockholder s equity and cash flows for the year then ended. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Help at Home, Inc., at June 30, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                   Richard A. Eisner & Company, LLP


New York, New York
October 25, 1995

                              HELP AT HOME, INC.
                        Consolidated Balance Sheets
                          June 30, 1995 and 1996
                                                June 30        June 30
                                                  1996           1995
                                  Assets
Current Assets:
   Cash and cash equivalents                  $2,734,705   $    24,994
   Accounts receivable (net of allowance for
     doubtful accounts of $131,000 and
     $25,000 respectively)                     3,002,415     2,258,139
   Prepaid expenses and other                    133,728        57,864
                                               ---------    ----------
          Total Current Assets                 5,870,848     2,340,997

Furniture and equipment, net                     309,017       178,071
Due from officer                                 128,007       142,556
Restricted cash                                  149,200
Goodwill (net of amortization of $23,434)      2,586,857
Other assets                                     128,350        85,299
Deferred income taxes                                          110,000
                                               ---------    ----------
                                              $9,172,279    $2,856,923
                                              ==========    ==========
                               Liabilities

Current Liabilities:
   Accounts payable                           $  378,898     $205,363
   Accrued expenses                              659,072      250,818
   Notes payable                                 320,000
   Current maturities of long-term debt          265,417       12,395
   Current income taxes                          644,000       54,092
   Deferred income taxes - current               146,000      738,000
                                               ---------    ---------
          Total Current Liabilities            2,413,387    1,260,668

Deferred income taxes - noncurrent               383,000
Long-term debt, less current portion             389,073       39,075
                                               ---------    ---------
          Total Liabilities                    3,185,460    1,299,743

                           Stockholders  Equity

Preferred stock, par value $.01 per share;
     1,000,000 shares authorized, none
     issued and outstanding
Common stock, par value $.02 per share;
     14,000,000 shares authorized, 1,869,375
     and 1,050,000, respectively, issued
     and outstanding                              37,388       21,000
Additional paid in capital                     3,694,406
Retained earnings                              2,255,025    1,536,180
                                               ---------    ---------
          Total Stockholders  Equity           5,986,819    1,557,180
                                               ---------    ---------
                                              $9,172,279   $2,856,923
                                              ==========    =========
    The accompanying notes to these consolidated financial statements are an integral part hereof.

                            HELP AT HOME, INC.

                  Consolidated Statements of Operations


                                                  For the Years Ended
                                                       June 30,
                                             1996               1995
                                             -----------------------
Revenues:
   Homemaker services                      $ 10,719,310     $7,928,649
   Home Health services                       1,166,402
                                           ------------     ----------
      Total Revenues                         11,885,712      7,928,649

Direct Costs of Services:
   Homemaker services                         7,807,487      5,824,584
   Home health services                         396,772
                                              ---------      ---------
     Total Direct Costs of Services           8,204,259      5,824,584
                                              ---------      ---------
Gross Margin                                  3,681,453      2,104,065


Selling, general and administrative expense   2,525,442      1,233,097
                                              ---------      ---------
Income from operations                        1,156,011        870,968

Interest income                                 130,834         12,009
                                              ---------      ---------
Income before income taxes                    1,286,845        882,977

Provision for income taxes                      568,000        335,551
                                              ---------      ---------
Net Income                                   $  718,845     $  547,426
                                              =========      =========
Earnings per common share- primary           $      .48     $      .52
Earnings per common share - fully diluted    $      .41     $      .52

Weighted average number of common shares
     (fully diluted)                          2,243,227      1,050,000
Weighted average number of common shares
     (unadjusted)                             1,503,391      1,050,000

    The accompanying notes to these consolidated financial statements are an integral part hereof.

                            HELP AT HOME, INC.

        Consolidated Statements of Changes in Stockholders  Equity




                                                Years Ended June 30,
                                             1996                1995
                                             ------------------------
Common Stock Shares:

   Balance, beginning of year                 1,050,000      1,050,000

   Stock issued                                 819,375
                                              ---------      ---------
   Balance, end of year                       1,869,375      1,050,000
                                              =========     ==========
Common Stock:

   Balance, beginning of year                $   21,000     $   21,000

   Stock issued                                  16,388
                                             ----------     ----------
   Balance, end of year                      $   37,388     $   21,000
                                             ==========     ==========

Additional Paid in Capital:

   Balance, beginning of year

   Stock issued                              $3,694,406
                                             ----------     ----------
   Balance, end of period                    $3,694,406     $        0
                                             ==========     ==========
Retained Earnings:

   Balance, beginning of year                $1,536,180     $  988,754

   Net income for year
      ended June 30                             718,845        547,426
                                             ----------     ----------
   Balance, end of year                      $2,255,025     $1,536,180
                                             ==========     ==========

           The accompanying notes to these financial statements
                       are an integral part hereof.

                            HELP AT HOME, INC.

                  Consolidated Statements of Cash Flows
                                                  Years Ended June 30,
                                                  1996           1995
                                                  -------------------
Cash flows from operating activities:
   Net Income                                   $ 718,845   $ 547,426
   Noncash changes in net income:
     Depreciation                                  93,551      45,964
     Amortization                                  23,434
     Deferred tax (benefit) expense               (99,000)    288,394
   Changes in:
     Accounts receivable                          328,171    (911,775)
     Prepaid expenses and other                   (69,251)    (51,435)
     Accounts payable                              33,295     110,948
     Other current liabilities                   (138,611)     96,587
     Current income taxes                         644,000      42,900
                                               ----------    ---------
   Net cash provided by operating activities    1,534,434     169,009
                                               ----------    ---------
Cash flows from investing activities:
   Acquisition of property                       (133,399)   (167,943)
   Proceeds from sale of property                  45,000
   Acquisition of subsidiaries                 (2,172,564)
   Decrease (Increase) in stockholder loans        15,113     (81,830)
   Other                                         (179,058)      4,520
                                                ---------   ----------
   Net cash (used in) investing activities     (2,425,430)   (245,253)
                                               ----------   ----------
Cash flows from financing activities:
   Proceeds from common stock issued            5,162,068
   Financing costs for common stock issued     (1,451,274)
   (Retirement)Issuance of long-term debt        (110,087)     51,470
                                                ---------   ----------
   Net cash provided by financing activities    3,600,707      51,470
                                                ---------   ----------

NET INCREASE (DECREASE) IN CASH                 2,709,711     (24,774)

Cash and cash equivalents:
   Beginning of period                             24,994      49,768
                                                ----------  ---------
   End of period                               $2,734,705   $  24,994
                                              ============ ==========
Supplemental disclosure of cash flow information:
   Cash payments for:
      Interest                                 $   10,645   $   1,257
      Income taxes                                 81,435       4,257
Supplemental disclosures of noncash investing
   and financing activities:
      Execution of capital leases                  61,300
      Assumption of debt                          582,000

    The accompanying notes to these consolidated financial statements are an integral part hereof.

                            HELP AT HOME, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                              JUNE 30, 1996

Note 1 - Organization and Business

Help at Home, Inc., a Delaware corporation (Help (Delaware) or the Company), was incorporated on August 7, 1995. In connection with the formation of the Company, it issued 2,100,000 shares of common stock to the shareholders of Help at Home Inc., an Illinois corporation (Help (Illinois)) in exchange for all the common stock of Help (Illinois). In November 1995, the Company effected a one-for-two reverse stock split. The accompanying financial statements give retroactive effect to this reverse stock split.

The consolidated financial statements presented include the accounts of Help (Delaware) and its wholly owned subsidiaries
Help (Illinois), Rosewood Home Health Inc. (Rosewood),
Lakeside Home Health Agency, Inc. (Lakeside), and the Oxford group (see Note 4).

The Company, through its Help (Illinois) subsidiary, provides homemaker and general housekeeping services to elderly and disabled persons within their homes in the Midwestern region of
the United States.   The vast majority of the clients are
obtained and served through 14 regional contracts with various state and municipal agencies.

The Company, through its Lakeside, Rosewood and Oxford subsidiaries, provides in-home skilled nursing services.
Lakeside and Rosewood operate in the St. Louis metropolitan area and Oxford operates in the south central United States.
Lakeside, Rosewood and Homemakers of Montgomery, Inc. (part of the Oxford group) are certified in their respective states to receive Medicare reimbursement.

Note 2 - Summary of Significant Accounting Policies

[1]  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

[2]  Revenue and expense recognition

The accompanying financial statements are prepared using the accrual method of accounting, whereby income is recognized when earned and expenses as recognized as incurred. Service revenues are recognized in the period in which the services are performed at the contracted established rate or the amount agreed to with third-party payers (e.g. Medicare, Medicaid, HMO's, and other insurance companies).

[3]  Goodwill

Goodwill has been recognized for the excess of cost over the fair value of assets acquired and is being amortized on a straight-line basis over periods of ten to twenty years (see
Note 4). Management calculates expected undiscounted future cash flows from operations to evaluate recoverability whenever events or changes in circumstances indicate a possible impairment.

[4]  Accounts Receivable

Accounts receivable are stated at estimated net realizable value. The allowance for doubtful accounts is based on management's estimate of collectibility, which considers outstanding accounts receivable, historical experience and current economic conditions.

[5]  Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using accelerated and straight-line methods over the estimated useful lives of the assets. Amortization of capitalized lease costs is included in depreciation expense. The estimated useful lives of property and equipment are as follows:

     Computers, software, autos and
     medical equipment                       5 years

     Furniture and fixtures                  7 years

     Leasehold improvements                 10 years

[6]  Earnings per share

Earnings per common share is based on the weighted average number of common shares and common share equivalents outstanding during the period. Common stock equivalents consist of stock options and warrants. Earnings per share have been stated on a fully diluted basis using the modified treasury method.

[7]  Cash and Cash Equivalents

All highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

[8]  Income Taxes

Deferred taxes are recognized for the temporary differences between the bases of assets and liabilities for financial and tax reporting purposes. Deferred income taxes are provided for certain transactions which are reported in different periods for financial reporting than for income taxes. Such differences relate primarily to the reporting of income and expenses of Help (Illinois) on the cash basis of accounting for income tax purposes and on the accrual method of accounting for financial reporting purposes.

Under current IRS regulations, the Company will be required to change to the accrual method for reporting its income for tax reporting purposes for the years ending June 30, 1997 and thereafter. Such change will require that the Company include in its taxable income, starting with the year ended June 30, 1997, the cumulative difference between the cash and accrual methods, as of June 30, 1996, over a period not to exceed four years. This change is not expected to have a material effect on net income or earnings per share.

[9]  Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.
Estimates also affect the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowances, accruals, third-party settlements and deferred taxes. The actual results will differ from those estimates and the differences could be material.

Note 3 - Concentration of Risk

For the year ended June 30, 1996, the Company earned over 73% of its revenue from the Illinois Department on Aging, 10% from services to Medicare beneficiaries and 17% from other sources. This funding is dependent upon timely approval of appropriation bills by the respective state or local legislatures and executive officers.

With the acquisition of Oxford, Lakeside and Rosewood (see Notes 1 and 4), the Company will derive a higher percentage of its revenues from Medicare reimbursements. The Medicare program is highly regulated and subject to budgetary, statutory and other constraints. In recent years, several proposals have been introduced in Congress which could limit the growth of federal spending under the Medicare program; however no specific proposals are pending that would, in management's opinion, materially change Medicare reimbursement to the Company in the foreseeable future.

Note 4 - Acquisitions

On July 21, 1995, the Company purchased all of the stock of Lakeside Home Health Agency, Inc. for $100,000. The Company recognized goodwill in the amount of $66,000 based on an allocation of cost to the fair value of the assets acquired. The goodwill is being amortized on a straight-line basis over a ten year period.

On January 30, 1996, the Company purchased all of the stock of Rosewood Home Health, Inc. for $20,000. The Company recognized goodwill in the amount of $171,000 based on an allocation of cost to the fair value of the assets acquired. The goodwill is being amortized on a straight-line basis over a ten year period.

On May 31, 1996, the Company purchased all of the stock of Statewide Healthcare Services, Inc., Homemakers of Montgomery, Inc., and HASC Staffing Systems, Inc. (collectively referred to
as "Oxford") for $2,150,000.   The agreement allows for the
purchase price to be adjusted based on book value of Oxford's consolidated assets on the purchase date. The Company recognized goodwill in the amount of $2,384,000 based on an allocation of cost to the fair value of the assets acquired. The goodwill is being amortized on a straight-line basis over a twenty year period. The following table presents proforma results of operations had the acquisition occurred at July 1, 1994.

                              For the years ended
                         June 30, 1996       June 30, 1995
                         ---------------------------------
Revenues                 $16,829,784         $ 10,563,295

Other income                 127,262               12,009

Cost of sales            (10,549,639)          (7,487,794)
Operating expenses        (5,093,087)          (2,184,165)

Income before income taxes 1,314,320              903,345

Income tax expense          (578,990)            (335,551)
                         -----------         ------------
Net income               $   735,330         $    567,794
                         ===========         ============

The results of operations of these acquisitions, all of which were accounted for using the purchase method, are reported in the consolidated results of operations from the date of acquisition.

On May 4, 1996, the Company entered into an agreement to acquire certain assets of a home health care services business. The purchase price to be paid at closing is approximately $149,200, which has been placed in escrow. The closing is dependent upon the satisfaction or waiver of all conditions of the parties to consummate the transaction as specified in the agreement.

Note 5 - Property and Equipment

Property and equipment consists of the following:

                                     June 30,
                                 1996           1995
                              ------------------------
Furniture and fixtures         $87,508         $46,548

Office and computer equipment  330,808         127,370

Medical and automotive
   equipment                    58,224         107,562
                              --------        --------
                               476,540         281,480

Less accumulated deprecation  (167,523)       (103,409)
                              --------        --------
                              $309,017        $178,071
                              ========        ========

The total amount of office and computer equipment recorded under capital leases included above was $61,300 at June 30, 1996. Accumulated amortization on capital leases was $3,800 at June 30, 1996 (see Note 9). There were no capital leases at June 30, 1995.

Note 6 - Major Customer

Fees billed to one major customer, the Illinois Department on Aging ("IDOA"), accounted for approximately $8,674,000 (73%) and $6,500,000 (82%) of the total fees for the years ended June 30, 1996 and 1995 respectively. The amounts due under such contracts totaled $1,281,000 and $1,776,000 at June 30, 1996 and 1995, respectively.

The Company is subject to the IDOA's requirement whereby the Company must expend a minimum of 73% of the total service fees from the department on direct service worker costs, as defined.
As a participant with the IDOA the Company is subject to an audit of its systems and procedures to determine whether the Company is in compliance with the rules and regulations of the contract. As of June 30, 1996, the Company is compliance with the contract. Should the Company be unable to maintain its compliance in this regard, the contractual arrangement could be subject to immediate termination.
Note 7 - Commitments and Contingencies

[1]  Leases

The Company has operating lease commitments for office space and equipment which have various expirations through 2001. (See Note 9 for capital lease information.) Operating leases for office space include escalation clauses for increases in real estate taxes and certain operating expenses. Future minimum lease payments under operating leases as of June 30, 1996 are as follows:

                     Year Ending June 30,
                    ----------------------
                    1997      $    345,000
                    1998            93,000
                    1999            43,000
                    2000             6,000
                    2001             2,000
                                   -------
                              $    489,000
                              ============

Rental expense under operating leases was $175,000 and $101,000 for the years ended June 30, 1996 and 1995, respectively.

[2]  Litigation

The Company has been named in several legal proceedings in connection with matters which arose during the normal course of its business. While the ultimate result of the litigation or claims cannot be determined, it is management's opinion, based upon information it presently possesses, that is has meritorious defenses to the above litigation or claims. The possibility of a material adverse effect on the Company's financial position or results of operations and cash flows is, in management's opinion, remote.

Note 8 - Related Party Transactions

Approximately 54% of the Company s stock is held by Company officers or directors.

The Company has a loan outstanding to its majority shareholder in the amount of $128,007 and $142,556, including accrued interest thereon, as of June 30, 1996 and 1995 respectively. The loan bears interest at 9% per year. The principal plus accrued interest is due on July 31, 1998.

The Company entered into an employment agreement with the Chairman, Chief Executive Officer and major stockholder effective in December 1995. Pursuant to the agreement, the stockholder's base annual salary and subsequent increases are at the discretion of the Board of Directors. In addition, the stockholder is entitled to receive a benefit allowance in lieu of health, life and disability insurance and other similar benefits, in the amount of 10% of the shareholder's base salary per year. The agreement is for a period of five years and is automatically renewable for additional one year terms unless prior notice is given not less than 90 days prior to the end of the initial term or any succeeding year. The agreement also subjects the stockholder to noncompetition provisions.

The Company, acting as a subcontractor, billed $183,000 and $98,000 in service fees for the years ended June 30, 1996 and 1995, respectively, to a not-for-profit organization in which the majority stockholder is an officer. The amount due from this organization was approximately $119,000 and $73,000 at June 30, 1996 and 1995, respectively. The organization is provided certain space in the Company's leased facilities without charge.

Note 9 - Long-term Debt

The following schedule details long-term debt outstanding as of June 30:

                                                1996        1995
                                             ----------------------
     A note due January 2, 1998 used
     to finance the purchase of
     the Oxford group (see Note 4).
     Interest is payable quarterly
     at the prime rate plus 1%.               $325,000

     Note payable with monthly payments
     of $5,200 through April 1997 with the
     balance due May 1997.  Interest
     is incurred at 8.5%.  It is
     collateralized by the cash
     balances and commercial paper
     of two of the Company's
     subsidiaries.  Subsequent to
     June 30, 1996, this note was repaid.      228,823

     Notes secured by Company auto-
     mobiles and various capital leases
     for office and computer equipment
     (see Note 5).  The notes are
     payable in equal monthly installments
     and bear interest at various rates
     between 9% and 18%.                       100,657      $51,470
                                              ---------------------

          Total long-term debt                $654,490      $51,470

          Less current portion                 265,417       12,395
                                              ---------------------
          Noncurrent portion of long-
               term debt                      $389,073      $39,075
                                              ========      =======

The repayment schedule for long-term debt as of June 30, 1996 is as follows:

                                                         Amount due
                                                         ----------
                                   1997                     265,417
                                   1998                     356,713
                                   1999                      27,997
                                   2000                       4,363

Interest expense included in the results of operations for the years ended June 30, 1996 and 1995, respectively was $10,645 and $1,257.

Note 10 - Income Taxes

The provision for federal and state income taxes consists of the following:

                                             Year ended June 30,
                                          1996               1995
                                        ---------------------------
Current:
    Federal                             $563,000            $35,157
    State                                104,000             12,000

Deferred:
    Federal                              (94,000)           230,394
    State                                 (5,000)            58,000
                                        --------           --------
                                        $568,000           $335,551
                                        ========           ========

A reconciliation of income tax expense with federal income taxes at the statutory rate follows:

                                           Year ended June 30,
                                            1996               1995
                                         ---------------------------
Federal income taxes at the statutory rate  34.0%              34.0%

Increase (Decrease) in taxes resulting from:
  State income tax, net of federal benefit   6.1                4.7
Nondeductible items                          1.6                3.2
Other                                        2.4               (3.9)
                                            ----               -----
Income tax expense provided                 44.1%              38.0%
                                            ====               ====

The income tax effects of temporary differences that give rise to the net deferred tax liability are as follows:

                                            1996             1995
                                        ---------------------------
Current deferred tax liabilities:
  Accrual to cash basis adjustment      $146,000           $739,000
                                        --------           --------

Noncurrent deferred tax liabilities(assets):
Accrual to cash basis adjustment         438,000
  Alternative minimum tax
     credit carryforward                       0            (36,000)
  Net operating loss carryforward              0            (16,000)
  Other                                        0             (4,000)
  Jobs tax credit carryforward           (55,000)           (55,000)
                                         -------             ------
  Non-current deferred tax
     liabilities(assets)                 383,000           (111,000)
                                         -------            -------
 Total deferred tax liability           $529,000           $628,000
                                        ========           ========

The Company has job tax credits of approximately $55,000 at June
30, 1996. These job credits will expire in 2008. It is management s judgment that there will likely be sufficient future taxable income to absorb these credits, therefore no valuation allowance has been estimated as of June 30, 1996.

Note 11 - Stock Options

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 introduces a preferable fair value-based method of accounting for stock-based compensation. SFAS No. 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on the new fair value accounting rules. The Company intends to continue applying the existing accounting rules contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and disclose net income and earnings per share on a pro forma basis, based on the new fair value methodology.

In August 1995, the Company adopted the 1995 Stock Option Plan (the "Plan"). Under the Plan, incentive stock options and nonqualified stock options may be granted, at the discretion of the Board of Directors, to purchase up to 264,375 shares of the Company's common stock through the year 2005.

Incentive stock options are to be granted at a price not less than the fair market value of the Company's common stock at the date of the grant. The exercise price may not be less than 110% of the fair market value of the Company's common stock at the date of the grant if the shareholder owns 10% or more of the Company's outstanding stock. Options may be granted to employees, consultants, and directors of the Company and must be exercised within ten years of the date of the grant. Incentive options for a total of 20,000 shares were granted at a price of $5.88 per share to two employees in April, 1996. There were no excersiable options at June 30, 1996.

Nonqualified stock options are exercised at a price to be determined by the Board of Directors for a period of ten years after the grant date. No nonqualified options have been granted under the Plan.

Note 12 - Stock Warrants Outstanding

The Company has 1,638,750 issued and outstanding stock purchase warrants as of June 30, 1996. Each warrant entitles the holder to purchase one share of Common Stock at an exercise price of $6.00 per share at any time until December 4, 2000. The exercise price of the Warrants is subject to adjustment in certain events pursuant to the anti-dilution provisions thereof. The Warrants are redeemable, in whole or in part, at a price of $.10 per Warrant commencing December 5, 1996, or sooner with the sole consent of the lead underwriter, provided that (I) the Company gives 30 days prior written notice to the registered holders of the Warrants, and
(ii) the closing high bid price or sale price per share of the common Stock (if the common Stock is then traded on NASDAQ or a national securities exchange, respectively) for a period of 10 consecutive trading days, ending on the third business day prior to the date of any redemption notice, equals or exceeds at least $9.00. The Warrants shall be exercisable until the close of the business day preceding the date fixed for redemption.

The Company has also issued to the underwriters, for nominal consideration, the Underwriters Warrant to purchase from the Company up to 71,250 Units. The Underwriters Warrant is exercisable at a price of $10.08 per Unit for a period of four years commencing December 5, 1996. These Units consist of one share of Common Stock and two redeemable common stock purchase Warrants. Each Warrant entitles the holder to purchase one share of Common Stock under terms identical to the Warrants described in the preceding paragraph.

Note 13 - Note Payable and Line of Credit

As of June 30, 1996, the Company had notes payable totaling
$320,000 utilized as revolving credit. These notes had a fixed interest rate of 10%. The notes were paid in full subsequent to June 30, 1996.

In addition, in August, 1996 the Company arranged an uncollateralized $1,000,000 line of credit with interest chargeable at prime.