Form 10-Q
period 1996-09-30
HELP AT HOME INC
filed 1996-11-18
CIK 1001109

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                              FORM 10-QSB

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1996
                     Commission File No. 033-97034

                           HELP AT HOME, INC.

DELAWARE                                         36-4033986
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)             Identification Number)

223 W. Jackson, Suite 500
Chicago, IL                                                60606
Address of principal executive offices)                (Zip Code)

                            (312) 663-4244
            (Issuer s telephone number, including area code)

Indicate by checkmark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No

State the number of shares outstanding of each of the issuer s classes of common equity, as of the latest practicable date:

      Common Stock, par value $.02 per share, 1,869,375 shares
                        as of November 12, 1996.

Transitional Small Business Disclosure Format: Yes    No X

                           Help at Home, Inc.
                                  INDEX

                                                       PAGE

PART I.   FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          Consolidated Balance Sheets at
          June 30, 1996 and September 30, 1996           1

          Consolidated Statements of Income
          for the three month periods ended
          September 30, 1995 and 1996                    2

          Consolidated Statements of Cash Flows
          for the three month periods ended
          March 31, 1995 and 1996                        3

          Notes to the Consolidated Financial
          Statements                                     4

ITEM 2    MANAGEMENT S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS                                  5

PART II:  OTHER INFORMATION                              8

ITEM 1    LEGAL PROCEEDINGS                              8

ITEM 2    CHANGES IN THE RIGHTS OF THE COMPANY S         8
             SECURITY HOLDERS

ITEM 3    DEFAULTS UPON SENIOR SECURITIES                8

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS                                     8

ITEM 5    OTHER INFORMATION                              8

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K               8

          SIGNATURES                                     9

                            HELP AT HOME, INC.
                       Consolidated Balance Sheet
                                        September 30   June 30
                                          1996          1996
                                       (Unaudited)     (Audited)
ASSETS:
Current Assets:
   Cash and cash equivalents            $1,977,598    $2,734,705
   Accounts receivable (net of
     allowance for doubtful accounts
     of ($131,000 and $111,000)          3,213,006     3,002,415
   Prepaid Expenses and other              196,815       133,728
                                        ----------     ---------
          Total current assets           5,387,419     5,870,848


Furniture and equipment, net               268,421       309,017
Due from officer                           134,535       128,007
Restricted cash                            149,200       149,200
Goodwill (net of amortization of
 $23,434 and $59,234                     2,551,057     2,586,857
Other assets                               192,275       128,350
                                        ----------    ----------
                                        $8,682,907    $9,172,279
                                        ==========    ==========
LIABILITIES:
Current Liabilities:
   Accounts payable                     $  283,022    $  378,898
   Accrued expenses                        958,410       659,072
   Notes payable                           262,147       320,000
   Current portion of long-term debt        19,707       265,417
   Current income taxes                    147,000       644,000
   Deferred taxes - current                146,000       146,000
                                        ----------    ----------
          Total Current Liabilities      1,816,286     2,413,387

Deferred income taxes - noncurrent         341,000       383,000
Long-term debt, less current portion       365,991       389,073
                                        ----------     ---------
          Total Liabilities              2,523,277     3,185,460

STOCKHOLDERS  EQUITY:
Preferred stock, par value $.01 per
   share; 1,000,000 shares authorized,
   none issued and outstanding
Common stock, par value $.02 per share;
   14,000,000 shares authorized,
   1,869,375 shares issued
   and outstanding                          37,388        37,388
Additional Paid in Capital               3,694,406     3,694,406
Retained Earnings                        2,427,836     2,255,025
                                        ----------    ----------
          Total Stockholders  Equity     6,159,630     5,986,819
                                        ----------    ----------
                                        $8,682,907    $9,172,279
                                        ==========    ==========

[FN]
          The accompanying notes to the financial statements
                      are an integral part hereof.

                           HELP AT HOME, INC.
                   Consolidated Statements of Income
                              (Unaudited)

                              Three Months Ended September 30
                                   1996             1995
Service fees                  $4,759,894          $2,342,724
Direct costs of services       3,156,384           1,699,543
                              ----------          ----------
                               1,603,510             643,181

Selling, general and
   administrative expenses     1,324,673             347,198
                              ----------          ----------
Income from operations           278,837             295,983


Financial Income (Expense)        21,254               1,797
                              ----------          ----------
Income before income taxes       300,091             297,780

Federal and state income taxes   127,000              80,770
                              ----------          ----------
NET INCOME                    $  173,091          $  217,010
                              ==========          ==========

Earnings per common share     $      .07          $      .21
                              ==========          ==========

Weighted average number of
   common shares               3,508,125           1,050,000
                              ==========          ==========

>FN>
               The accompanying notes to financial statements are
                        an integral part hereof.

                           HELP AT HOME, INC.
                  Consolidated Statement of Cash Flows
                              (Unaudited)

                                     Three  Months Ended September 30
                                              1996         1995
Cash flows from operating activities:
     Net Income                         $  173,091          $ 217,010
     Adjustments to reconcile net income
        to cash provided by operating
        activities:
          Depreciation and Amortization     69,088             15,983
          Deferred taxes                     2,000           (324,174)
          Changes in:
               Accounts receivable        (210,591)           912,321
               Prepaid expenses and other  (63,087)           (32,032)
               Accounts payable               (576)           (89,884)
               Accrued expenses            297,240            178,276
               Income taxes payable       (541,000)           404,944
                                        ----------         ----------
               Net cash provided by
                  operating activities    (273,835)         1,282,444
                                        ----------         ----------

Cash flows from investing activities:
     Purchase of property and equipment      7,309            (34,316)
     Acquisitions of subsidiaries                             (75,000)
     Increase in shareholder loans          (6,528)
     Other Investments                     (65,163)
                                        ----------          ----------
                                           (64,382)          (109,316)
                                        ----------          ----------
Net cash used in investing activities
Cash flows from financing activities:
     Reduction of long-term liabilities   (418,890)            (2,964)
     Payment of deferred offering costs                      (143,545)
                                        ----------          ----------
Net cash provided by financing
   activities                             (418,890)          (146,509)
                                        ----------          ----------
NET (DECREASE) INCREASE IN CASH AND
     CASH EQUIVALENTS                     (757,107)          1,026,619
Cash and cash equivalents:
     Beginning of period                 2,734,705              24,994
                                        ----------          ----------
     END OF PERIOD                      $1,977,598          $1,051,613
                                        ==========          ==========
Supplemental disclosure of noncash investing
and financing activities:
   Cash payments for:
     Interest                               10,741               1,225
     Income taxes                          666,666              37,200
Supplemental disclosure of noncash investing
and financing activities:
   Issuance of note for acquisition of
     wholly owned subsidiary                                    25,000

[FN]
              The accompanying financial statements are an
                          integral part hereof.

                           HELP AT HOME, INC.


             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note 1:        Basis of Presentation

These unaudited Consolidated Financial Statements should be read in conjunction with the consolidated Financial Statements and Notes thereto included in Help at Home, Inc. s (the Company ) Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996 ( 1996 Form 10-KSB ).
The following Notes to the Consolidated Financial Statements highlight significant changes to the Notes included in the 1996 Form 10-KSB and such interim disclosures as required by the Securities and Exchange Commission. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles but is not required for interim reporting purposes has been omitted. The accompanying unaudited Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The financial results for interim periods may not be indicative of financial results for a full year.

Note 2:        Public Offering

In December, 1995 the Company effected an initial public offering of its securities. A total of 813,375 units, comprised of one share of common stock of the Company, par value $0.02 par value ( Common Share ) and two redeemable warrants, were issued for $6.30 per unit. Net proceeds from the offering were approximately $3,694,000 after underwriting commissions and expenses. Funds realized from the offering were deposited into a highly liquid money market fund and are included in cash and cash equivalents in the accompanying financial statements.

Note 3:        Earnings Per Share

Earnings per share have been determined by dividing earnings by the weighted-average number of shares of Common Stock outstanding during each period. The modified treasury method of calculating earnings per share has been utilized by the Company for reporting purposes.

ITEM 2:   MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
OVERVIEW:

     Help at Home, Inc. (the Company ) provides skilled nursing and therapeutic services together with general homemaker services to the elderly, medically fragile and disabled in their homes. The Company has engaged in the provision of unskilled homemaker services for two decades and entered the skilled services market in 1995. Help at Home operates from 26 locations in Illinois, Missouri, Indiana, Mississippi and Alabama. The Company derives a significant portion of its revenues from several contracts with the Illinois Department on Aging. Similarly, the Company contracts with other state, regional and municipal agencies for the provision of custodial home care services. The Company also provides Medicare home health services to homebound persons through its three Medicare certified home health agencies located in Missouri, Illinois and Alabama.

     The statements which are not historical facts contained in this Form 10-QSB are forward looking statements that involve risks and uncertainties, including, but not limited to, the integration of new acquisitions into the operations of the company, the ability of the Company to locate attractive acquisition candidates, the effect of economic conditions and interest rates, general labor costs, the impact and pricing of competitive services, regulatory changes and conditions, the results of financing efforts, the actual closing of contemplated transactions and agreements, the effect of the Company s accounting policies, and other risks detailed in the Company s Securities and Exchange Commission filings. No assurance can be given that the actual results of operations and financial condition will conform to the forward-looking statements contained herein.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995:

     Revenues derived from services to the Company s clients for the three months ended September 30, 1996 reached $4,760,000 reflecting an increase of $2,417,000 from the same quarter the previous year. Approximately 63% of the revenue growth ($1,527,000) is attributable to the June 1996 acquisition of Oxford Health Care. Similarly, Medicare home health care services accounted for $706,000 or 29% of the growth with the remaining 8% ($184,000) due to internal expansion of the Company s traditional homemaker business. Of the Company s total revenues, approximately $2,361,000 (50%) was received from the Illinois Department on Aging as compared to 83% of the Company s revenues for the same period during the previous year. Homemaker services reimbursed through other state and municipal sources accounted for 34% of total revenues or $1,642,000. The remaining 16% of revenues ($757,000) came from the Medicare program and commercial payors.

     Direct costs of providing services, comprised entirely of wages paid to field staff members, increased by 85% to $1,457,000. The increase corresponds directly to the increase in revenue. Direct costs for the first quarter represented 66% of revenue from client services as opposed to 73% for the same quarter in the previous year. The 6% productivity improvement is due to a general rate increase in the Company s contracts with the Illinois Department on Aging which will be partially offset in the future by second quarter increases in the minimum wage. The gross margin on services grew by $960,000 from quarter to quarter.

     The increase in the Company s gross margin was essentially consumed by a corresponding increase in selling, general and administrative expenses of $958,000. In connection with expansion efforts in Alabama which produced 5 new offices and 11 new state and regional contracts to provide home care services, the Company expended a total of $165,000 including $85,000 for start-up staffing, $31,000 for establishment of offices, and $46,000 for travel, advertising and promotion. The contracts became effective on October 1, 1996 and the Company expects to recoup its investment within the year. Apart from developmental efforts; selling, general and administrative expenses increased by $793,000. The majority of the increase ($718,000 or 90%) is due to recognition of administrative expenses in the Company s acquired operations. Of the increase realized from acquired operations, 63% or $451,000 represents administrative salaries and benefits, 18% or $127,000 represents occupancy costs and 19% or $140,000 represents other administrative expense. The remaining $75,000, or 9%, of the increase is due to the addition of corporate staff ($56,000) and corporate office expense ($19,000).

LIQUIDITY AND CAPITAL RESOURCES:

     The Company has net working capital of $3,571,000 as of September
30, 1996.

     Historically, the Company has funded its cash requirements entirely from operations; however, the acquisition of Oxford Health Care was funded through proceeds realized from the Company s initial public offering of its capital stock. The initial public offering, completed in December, 1995, consisted of 819,375 units each of which consisted of one share of Common Stock and two redeemable common stock purchase warrants at $6.30 per unit. The offering generated net proceeds of $3,694,000 after deduction of underwriters discounts, commissions and related expenses. The Company used approximately $1,825,000 of the proceeds for the Oxford Health Care transaction and an additional $149,000 for the intended purchase of certain of the assets of Dependable Home Health Nursing, Inc. In addition, the Company retired $884,000 of Oxford Health Care s indebtedness subsequent to the purchase transaction.

     The Company s indebtedness includes a $332,000 obligation to a former shareholder of Oxford Health Care, $250,000 of unsecured bank debt utilized for the September 30, 1996 acquisition of Preferred Nursing Services, Inc. of Muscle Shoals, Alabama and capital lease obligations amounting to $41,000. The Company s portfolio of accounts receivable, totaling approximately $3,213,000, is unencumbered.

     The Company has access to $750,000 remaining on its $1,000,000 uncollateralized line of credit from the Bronson-Gore Bank at the bank s prime rate. The Company is also continuing its efforts to arrange asset based financing for use in business expansion activities.

     The Company presently has 1,638,750 Warrants outstanding with an exercise price of $6.00. The Warrants can be exercised at any time subsequent to the public offering and can be called anytime after December 5, 1996 provided the closing price of the Common Stock is equal to or greater than $9.00 for 10 consecutive days. Since the initial public offering of the Common Stock, the Common Stock has not traded at or above $9.00 per share. Assuming an exercise of all outstanding

Warrants, the Company could realize up to approximately $9,800,000 in net proceeds. There can be no assurance, however, that any or all of the Warrants will be exercised prior to their expiration on December 4, 2000. As of November 14, 1996 the closing price of the Common Stock on the NASDAQ Stock Market was $5.875.

     Management of the Company intends to pursue acquisitions in the future and anticipates utilizing proceeds from exercise of the Warrants and/or future indebtedness to pursue such acquisitions. In the event that proceeds from exercise of the Warrants is insufficient to fund the Company s capital requirements, the Company will rely on debt financing to realize its business expansion strategy.


                                 PART II

                            OTHER INFORMATION

ITEM 1    Legal Proceedings. None

ITEM 2    Changes in the Rights of the Company s Security Holders. None.

ITEM 3.   Defaults upon Senior Securities. None.

ITEM 4.   Submission of Matters to a Vote of Security Holders. None.

ITEM 5.   Other Information. None.

ITEM 6.   Exhibits and Reports on Form 8-K:

     a)   Exhibits:
          None.
     b)   Reports on 8-K:
          1) 8-KA filed July 2, 1996 reporting a Change in the Company's Certifying Accountant.
          2) 8-KA filed August 26, 1996 containing financial statements for HASC Staffing Systems, Inc., Homemakers of Montgomery, Inc., and Statewide Healthcare Services, Inc., all doing business as Oxford Health Care, for the period ended
                May 31, 1996.

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Help at Home, Inc.


                              Registrant



Date:      November 14, 1996  /s/Louis Goldstein
                              Louis Goldstein
                              CEO/Chairman

Date:     November 14, 1996   /s/ Sharon S. Harder
                              Sharon S. Harder
                              Principal Financial Officer