Form 10-Q
period 1996-12-31
HELP AT HOME INC
filed 1997-02-14
CIK 1001109

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

      Common Stock, par value $.02 per share, 1,869,375 shares
                       as of February 12, 1997.

Transitional Small Business Disclosure Format: Yes    No X

                          Help at Home, Inc.

                                 INDEX

                                                      PAGE

PART I.   FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          Consolidated Balance Sheets at
          June 30, 1996 and December 31, 1996            1

          Consolidated Statements of Income
          for the three month periods ended
          December 31, 1995 and 1996                     2

          Consolidated Statements of Income
          for the six month periods ended
          December 31, 1995 and 1996                     3

          Consolidated Statements of Cash Flows
          for the six month periods ended
          December 31, 1995 and 1996                     4

          Notes to the Consolidated Financial
          Statements                                     5

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS                                  6

PART II:  OTHER INFORMATION                              9

ITEM 1    LEGAL PROCEEDINGS

ITEM 2    CHANGES IN THE RIGHTS OF THE COMPANY'S
             SECURITY HOLDERS

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS

ITEM 5    OTHER INFORMATION

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          SIGNATURES                                     10

                          HELP AT HOME, INC.
                      Consolidated Balance Sheet
                                        December 31  June 30
                                         1996          1996
                                      (Unaudited)   (Audited)
ASSETS:
Current Assets:
   Cash and cash equivalents            $ 924,507     $2,734,705
   Accounts receivable (net of
     allowance for doubtful accounts
     of ($183,000 and $131,000)         4,504,677      3,002,415
   Deferred tax asset                     133,460
   Prepaid Expenses and other             315,681        133,728
                                        ----------     ---------
          Total current assets          5,878,325      5,870,848

Furniture and equipment, net              261,383        309,017
Due from officer                          137,416        128,007
Restricted cash                                          149,200
Goodwill (net of amortization of
 $98,962 and $23,434                    2,703,132      2,586,857
Other assets                              282,596        128,350
                                        ----------    ----------
                                       $9,262,852     $9,172,279
                                        ==========    ==========
LIABILITIES:
Current Liabilities:
   Accounts payable                    $  401,141     $  378,898
   Accrued expenses                     1,076,973        659,072
   Notes payable                          603,423        320,000
   Current portion of long-term debt        3,232        265,417
   Current income taxes                   (88,841)       644,000
   Deferred taxes - current               531,000        146,000
                                       ----------      ----------
          Total Current Liabilities     2,526,928      2,413,387

Deferred income taxes - noncurrent          2,254        383,000
Long-term debt, less current portion      364,471        389,073
                                        ----------     ---------
          Total Liabilities             2,893,653      3,185,460

STOCKHOLDERS  EQUITY:
Preferred stock, par value $.01 per
   share; 1,000,000 shares authorized,
   none issued and outstanding
Common stock, par value $.02 per share;
   14,000,000 shares authorized, 1,869,375
   shares issued and outstanding           37,388         37,388
Additional Paid in Capital              3,694,403      3,694,406
Retained Earnings                       2,637,408      2,255,025
                                       ----------     ----------
          Total Stockholders  Equity    6,369,199      5,986,819
                                        ----------    ----------
                                       $9,262,852     $9,172,279
                                        ==========    ==========

                          HELP AT HOME, INC.
                   Consolidated Statements of Income
                              (Unaudited)

                                       Three Months Ended December 31
                                           1996               1995




Service fees                            $6,043,360          $2,736,497
Direct costs of services                 3,792,679           1,927,529
                                        ----------          ----------
                                         2,250,681             808,968

Selling, general and
   administrative expenses               1,965,201             586,836
                                        ----------          ----------
Income from operations                     285,480             222,132


Financial Income                            14,764              20,359
                                        ----------          ----------
Income before income taxes                 300,244             242,491

Federal and state income taxes              90,671              89,722
                                        ----------          ----------
NET INCOME                              $  209,573          $  152,769
                                        ==========          ==========

Earnings per common share               $      .09          $      .12
                                        ==========          ==========

Weighted average number of
   common shares                        3,508,125            1,255,833
                                        ==========          ==========

          The accompanying notes to these financial statements are
                       an integral part hereof.

                          HELP AT HOME, INC.
                   Consolidated Statements of Income
                              (Unaudited)

                                        Six Months Ended December 31
                                             1996             1995

Service fees                           $10,803,255          $5,079,221
Direct costs of services                 6,949,062           3,627,072
                                        ----------          ----------
                                         3,854,193           1,452,149

Selling, general and
   administrative expenses               3,289,877             934,034
                                        ----------          ----------
Income from operations                     564,316             518,115


Financial Income                            36,019              22,156
                                        ----------          ----------
Income before income taxes                 600,335             540,271

Federal and state income taxes             217,671             170,492
                                        ----------          ----------
NET INCOME                              $  382,664          $  369,779
                                        ==========          ==========

Earnings per common share               $      .16          $      .32
                                        ==========          ==========

Weighted average number of
   common shares                         3,508,125           1,152,916
                                        ==========          ==========

          The accompanying notes to these financial statements are
                       an integral part hereof.

                          HELP AT HOME, INC.
                 Consolidated Statement of Cash Flows
                                             (Unaudited)
                                     Six Months Ended December 31
                                              1996         1995
  Cash flows from operating activities:
     Net Income                            $ 382,664      $369,779
     Adjustments to reconcile net income
        to cash (used in) provided by
        operating activities:
          Depreciation and Amortization      132,820        37,849
          Deferred taxes                    (129,206)     (151,858)
          Changes in:
               Accounts receivable        (1,462,400)      598,531
               Prepaid expenses and other   (181,953)      (62,234)
               Accounts payable              120,085        47,326
          Other current liabilities          434,876       (39,830)
               Income taxes payable         (780,309)      322,350
                                          ----------    ----------
               Net cash (used in)provided
                by operating activities   (1,483,423)    1,120,913
                                          ----------    ----------
  Cash flows from investing activities:
     Purchase of property and equipment        7,309       (47,671)
     Acquisitions of subsidiaries           (199,012)      (75,000)
   Increase in notes payable                  16,475)          -
     Expiration of investment deposit        149,000           -
     Increase in shareholder loans            (9,409)          -
     Other                                   (96,479)          -
                                          ----------    ----------
Net cash used in investing activities       (165,066)     (122,671)
                                          ----------    ----------
Cash flows from financing activities:
     Reduction of long-term liabilities     (161,709)       (4,984)
     Net proceeds of common stock offering 3,333,983
                                          ----------    ----------
Net cash (used in) provided by financing
   activities                               (161,709)    3,328,999
                                          ----------    ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS (1,810,198)    (4,327,241)
Cash and cash equivalents:
     Beginning of period                   2,734,705         24,994
                                          ----------     ----------
     END OF PERIOD                       $   924,507     $4,352,235
                                          ==========     ==========
Cash Flow Information:
   Cash payments for:
     Interest                                2,026           1,996
     Income taxes                          233,000          37,200
Supplemental disclosure of noncash investing
and financing activities:
   Issuance of note for acquisition of
     wholly owned subsidiary                                25,000

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

Note 3:        Earnings Per Share

Earnings per share have been determined by dividing earnings by the weighted-average number of shares of Common Stock outstanding during each period. The modified treasury method of calculating earnings per share has been utilized by the Company for reporting purposes.

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

THREE MONTHS ENDED December 31, 1996 COMPARED TO THE THREE MONTHS ENDED December 31, 1995:

     Revenues derived from services to the Company s clients for the three months ended December 31, 1996 reached $6,043,400 reflecting an increase of $3,306,900 (120%) from the same quarter the previous year. Approximately 63% ($3,867,800) of the revenue growth ($2,098,000) is attributable to the June 1996 acquisition of Oxford Health Care. Similarly, Medicare home health care services accounted for $858,200 or 26% of the growth with the remaining 10% ($350,800) due to internal expansion of the Company s traditional homemaker business. Of the Company s total revenues, approximately $2,834,500 (47%) was received from the Illinois Department on Aging as compared to 83% of the Company s revenues for the same period during the previous year. Homemaker services reimbursed through other government sources accounted for 36% of total revenues or $2,175,600. Approximately 14% of revenues ($858,200) came from the Medicare program and commercial payors. The remaining $159,200 (3%) of the Company s revenues came from private individuals.

     Direct costs of providing services, comprised entirely of wages paid to field staff members, increased by 98% to $3,792,679. The increase corresponds directly to the increase in revenue. Direct costs for the first quarter represented 63% of revenue from client services as opposed to 70% for the same quarter in the previous year. The 7% productivity improvement is primarily due to a general rate increase in the Company s contracts with the Illinois Department on Aging which is being partially offset increases in the minimum wage. The gross margin on services grew by $1,441,700 from quarter to quarter.

     The increase in the Company s gross margin was largely consumed by a corresponding increase in selling, general and administrative expenses of $1,378,400. The Company, through its Oxford Health Care subsidiary, entered into contracts for provision of home care services in Alabama on on October 1, 1996. Oxford Health Care accounted for $890,500 (65%)of the increase in selling, general and administrative costs with the remaining 35% of the growth ($487,900) due to general corporate expansion (232,500) and administrative expenses ($255,400) related to other home care operations. Of the increase realized from acquired operations, 44% represents administrative salaries and benefits, 13% represents occupancy costs and 43% or $450,500 represents other administrative expense.

SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1995:

     Revenues from services billed to the Company s clients for the six months ended December 31, 1996 were $10,803,000 representing a $5,723,800 increase over the same period during the previous year. Approximately 75% or $4,263,600 of the increase is attributable to the acquisition of Oxford Health Care and the Company s other subsidiaries. Revenue growth of $1,420,000 (25%) was realized through continued growth of the Company s homemaker business. Of the Company s total revenues for the six month period, approximately $5,337,200 (50%) was received from the Illinois Department on Aging. Other government funding sources for home care services accounted for $4,969,500 (46%) of total revenues for the six month period.

     Direct costs of providing services increased by 92% to $6,949,100. The increase in direct costs is driven by the increase in revenues and consists of wages paid to home care workers who provide day to day service to the Company s clients. Direct costs for the six months represented 65% of revenue as compared to 72% for the same quarter in the previous year. The productivity improvement is due to the Illinois Department of Aging s general rate increase. The gross margin on services grew by $2,402,000.

     The increase in the gross margin was offset by an increase in selling, general and administrative expenses of $2,355,800. The
Company s acquired subsidiaries accounted for $1,937,200 of the increase. Addition of the Company s corporate offices and staff accounted for $243,600 or 10% of the increase with the remainder
($175,000) due to the general expansion of the business. Of the increase realized from acquired operations, 47% represents salaries and benefits, 9% represents costs of occupancy and 44% or $834,400.
represents other adminstrative costs.

LIQUIDITY AND CAPITAL RESOURCES:

     The Company has net working capital of $3,351,000 as of December
31, 1996.

     Historically, the Company has funded its cash requirements entirely from operations; however, the acquisition of Oxford Health Care was funded through proceeds realized from the Company s initial public offering of its capital stock. The initial public offering, completed in December, 1995, consisted of 819,375 units each of which consisted of one share of Common Stock and two redeemable common stock purchase warrants at $6.30 per unit. The offering generated net proceeds of $3,694,000 after deduction of underwriters discounts, commissions and related expenses. The Company used approximately $1,825,000 of the proceeds for the Oxford Health Care transaction and an additional $175,000 for the purchase of Preferred Nursing Care, Inc. of Muscle Shoals, AL. In addition, the Company retired $958,000 of the indebtedness of Oxford Health Care and Preferred Nursing Care subsequent to the purchase transactions.

     The Company s indebtedness includes a $325,000 obligation to a former shareholder of Oxford Health Care, $500,000 of unsecured bank debt, and capital lease obligations amounting to $54,000. The remaining $88,000 of the Company s long term debt is comprised of financed general insurance premiums and accrued interest. The Company s portfolio of accounts receivable, totaling approximately $4,505,000, is unencumbered.

     The Company has access to $500,000 remaining on its $1,000,000 uncollateralized line of credit from the Bronson-Gore Bank at the bank s prime rate. The Company is also continuing its efforts to arrange asset based financing for use in business expansion activities.

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

          None.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Help at Home, Inc.

                              Registrant

Date:     February 13, 1996   /s/Louis Goldstein
                              Louis Goldstein
                              CEO/Chairman

Date:     February 13, 1996   /s/ Sharon S. Harder
                              Sharon S. Harder
                              Chief Financial Officer