Form 10-Q
period 1997-03-31
HELP AT HOME INC
filed 1997-05-14
CIK 1001109

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                             FORM 10-QSB

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1997
                     Commission File No. 033-97034

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

      Common Stock, par value $.02 per share, 1,869,375 shares
                        as of May 2, 1997.

Transitional Small Business Disclosure Format: Yes    No X

                           Help at Home, Inc.
                                  INDEX
                                                       PAGE

PART I.   FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          Consolidated Balance Sheets at
          June 30, 1996 and March 31, 1997             1

          Consolidated Statements of Income
          for the three month periods ended
          March 31, 1997 and 1996                      2

          Consolidated Statements of Income
          for the nine month periods ended
          March 31,1997 and 1996                        3

          Consolidated Statements of Cash Flows
          for the three month periods ended
          March 31, 1997 and 1996                      4

          Notes to the Consolidated Financial
          Statements                                   5

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS                                6

PART II:  OTHER INFORMATION                            9

ITEM 1    LEGAL PROCEEDINGS                            9

ITEM 2    CHANGES IN THE RIGHTS OF THE COMPANY'S
             SECURITY HOLDERS                          9

ITEM 3    DEFAULTS UPON SENIOR SECURITIES              9

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS                                   9

ITEM 5    OTHER INFORMATION                            9

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K             9

          SIGNATURES                                   10

                           HELP AT HOME, INC.
                       Consolidated Balance Sheet
                                         March 31        June 30
                                          1997            1996
                                      (Unaudited)       (Audited)

Current Assets:
   Cash and cash equivalents            $950,722       $2,734,705
   Accounts receivable (net of
     allowance for doubtful accounts
     of ($179,000 and $111,000)         5,188,447       3,002,415
   Prepaid Expenses and other             348,935         133,728
   Deferred tax asset                     176,560
                                        ----------      ---------
          Total current assets          6,664,664       5,870,848


Furniture and equipment, net              478,737         309,017
Due from officer                          140,336         128,007
Restricted Cash                                           149,200
Goodwill (net of amortization of
 $142,037 and $59,234)                  2,659,557       2,586,857
Other assets                              155,955         128,350
                                       ----------      ----------
                                      $10,099,249      $9,172,279
                                      ===========      ==========
LIABILITIES:
Current Liabilities:
   Accounts payable                   $   555,373      $  378,898
   Accrued expenses                     1,156,848         659,072
   Notes payable                          126,355         320,000
   Current portion of long-term debt       39,000         265,417
   Current income taxes                   615,793         644,000
   Deferred taxes - current                               146,000
                                        ---------      ----------
          Total Current Liabilities     2,493,369       2,413,387

Deferred income taxes - noncurrent          3,517         383,000
Long-term debt, less current portion    1,120,686         389,073
                                        ----------     ----------
          Total Liabilities             3,617,572       3,185,460

STOCKHOLDERS  EQUITY:
Preferred stock, par value $.01 per
   share; 1,000,000 shares authorized,
   none issued and outstanding
Common stock, par value $.02 per share;
   14,000,000 shares authorized,
   1,869,375 shares issued
   and outstanding                          37,388        37,388
Additional Paid in Capital               3,694,401     3,694,406
Retained Earnings                        2,749,888     2,255,025
                                        ----------    ----------
          Total Stockholders  Equity     6,481,677     5,986,819
                                        ----------    ----------
                                       $10,099,249    $9,172,279
                                        ==========    ==========

                           HELP AT HOME, INC.
                   Consolidated Statements of Income
                              (Unaudited)

                                Three Months Ended March 31
                                   1997              1996
Service fees                   $5,931,151         $3,049,039
Direct costs of services        3,756,847          2,100,252
                                ---------         ----------
                                2,174,304            948,787

Selling, general and
   administrative expenses      1,874,874            623,309
                                ---------         ----------
Income from operations            299,430            325,478


Financial Income (Expense)        (15,638)            63,148
                                ---------         ----------
Income before income taxes        283,792            388,626

Federal and state income taxes    122,300            192,510
                                ---------         ----------
NET INCOME                      $ 161,492         $  196,116
                                =========         ==========

Earnings per common share       $     .07         $      .11
                                =========         ==========

Weighted average number of
   common shares                3,508,125          1,850,584
                                =========         ==========

               The accompanying notes to financial statements are
                        an integral part hereof.

                           HELP AT HOME, INC.
                   Consolidated Statements of Income
                              (Unaudited)

                                 Nine Months Ended March 31
                                   1997              1996
Service fees                   $16,524,385        $8,128,256
Direct costs of services        10,658,541         5,734,892
                               -----------        ----------
                                 5,865,844         2,393,364

Selling, general and
   administrative expenses       5,014,937         1,570,788
                               -----------        ----------
Income from operations             850,907           822,576


Financial Income (Expense)           1,684            84,118
                                 ---------        ----------
Income before income taxes         852,591           906,694

Federal and state income taxes     356,808           363,000
                                 ---------        ----------
NET INCOME                      $  495,783        $  543,694
                                ==========        ==========

Earnings per common share       $      .22        $      .39
                                ==========        ==========

Weighted average number of
   common shares                 3,508,125         1,382,284
                                ==========        ==========

               The accompanying notes to financial statements are
                        an integral part hereof.

                           HELP AT HOME, INC.
                  Consolidated Statement of Cash Flows
                              (Unaudited)
                                        Nine Months Ended March 31
                                              1997           1996
Cash flows from operating activities:
     Net Income                         $  495,783        $  543,694
     Adjustments to reconcile net income
        to cash provided by operating
        activities:
          Depreciation and Amortization    212,357            68,271
          Deferred taxes                  (705,560)         (154,000)
          Changes in:
               Accounts receivable      (2,222,894)          589,709
               Prepaid expenses and other (215,207)          (93,476)
               Accounts payable            153,902           (93,383)
               Accrued expenses            497,776           422,930
               Income taxes payable         24,690)          471,000
                                         ----------       ----------
          Net cash provided by
               operating activities     (1,808,533)        1,749,745
                                         ----------       ----------

Cash flows from investing activities:
     Purchase of property and equipment   (228,611)         (84,416)
   Acquisitions of subsidiaries           (175,012)         (91,775)
     Increase in shareholder loans         (12,329)          (8,289)
     Return of investment deposit          149,000
     Other Investments                     (20,049)          (8,008)
                                          ----------      ----------
   Net cash used in investing activities  (287,001)        (192,448)
                                          ----------      ----------
Net cash used in investing activities
Cash flows from financing activities:
     Issuance of debt                    1,052,546
     Reduction of debt                    (740,995)         (69,394)
     Proceeds from stock offering                         3,716,623
                                        ----------       ----------
Net cash provided by financing
   activities                              311,551        3,647,229
                                        ----------       ----------
NET (DECREASE) INCREASE IN CASH AND
     CASH EQUIVALENTS                   (1,783,983)       5,204,486
Cash and cash equivalents:
     Beginning of period                 2,734,705           24,994
                                        ----------       ----------
     END OF PERIOD                      $  950,722       $5,229,480
                                        ==========       ==========


Supplemental disclosure of noncash investing
and financing activities:
   Cash payments for:
     Interest                           $  11,365
     Income taxes                       $ 892,255

                           HELP AT HOME, INC.


             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note 1:        Basis of Presentation

These unaudited Consolidated Financial Statements should be read in conjunction with the consolidated Financial Statements and Notes thereto included in Help at Home, Inc.'s (the Company ) Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996 ( 1996 Form 10-KSB ). The following Notes to the Consolidated Financial Statements highlight significant changes to the Notes included in the 1996 Form 10-KSB and such interim disclosures as required by the Securities and Exchange Commission. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles but is not required for interim reporting purposes has been omitted. The accompanying unaudited Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The financial results for interim periods may not be indicative of financial results for a full year.

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

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
OVERVIEW:

     Help at Home, Inc. (the Company ) provides skilled nursing, therapies and custodial services to the elderly, medically fragile and disabled in their homes. The Company has engaged in the provision of unskilled homemaker services for two decades and entered the skilled services market in 1995. Help at Home operates from 28 locations in Illinois, Missouri, Indiana, Mississippi and Alabama. The Company derives a significant portion of its revenues from several contracts with the Illinois Department on Aging. Similarly, the Company contracts with other state, regional and municipal agencies for the provision of home care services. The Company also provides
Medicare home health services to homebound persons through its three Medicare certified home health agencies located in Missouri, Illinois and Alabama.

     The statements which are not historical facts contained in this Form 10-QSB are forward looking statements that involve risks and uncertainties, including, but not limited to, the integration of new acquisitions into the operations of the Company, the ability of the Company to locate attractive acquisition candidates, the effect of economic conditions and interest rates, general labor costs, the impact and pricing of competitive services, regulatory changes and conditions, the results of financing efforts, the actual closing of contemplated transactions and agreements, the effect of the Company's accounting policies, and other risks detailed in the Company's Securities and Exchange Commission filings. No assurance can be given that the actual results of operations and financial condition will conform to the forward-looking statements contained herein.

THREE MONTHS ENDED MARCH 31,1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996:

     Revenues derived from services to the Company's clients for the three months ended March 31, 1996 reached $5,931,000 reflecting an increase of $2,882,000 from the same quarter the previous year. Approximately 69% of the revenue growth ($1,980,000) is attributable to the June 1996 acquisition of Oxford Health Care. Approximately 4% ($122,000) of the growth in revenue was derived from the acquisition of Preferred Nursing Care in October 1996. The remaining 27% ($780,000) is due to internal expansion of the Company's traditional homemaker business. Of the Company's total revenues, approximately $2,598,000 (43%) was received from the Illinois Department on Aging as compared to 91% of the Company's revenues for the same period during the previous year. Home care services reimbursed through other sources accounted for 38% of total revenues or $2,254.000. The remaining 17% of revenues ($1,079,000) came from the Medicare program.

     Direct costs of providing services, comprised entirely of wages paid to field staff members, increased by 79% to $3,757,000. The increase corresponds directly to the increase in revenue. Direct costs for the quarter represented 64% of revenue from client services as opposed to 69% for the same quarter in the previous year. The 5% productivity improvement is due, primarily, to an increase in the payment rate for the Company's services to clients referred by the Illinois Department on Aging. The gross margin on services grew by $1,225,000 from quarter to quarter.

     The increase in the Company's gross margin was entirely consumed by a corresponding increase in selling, general and administrative expenses of $1,252,000. Approximately $712,000 of the increase (57%) is due to recognition of administrative expenses in the Company's acquired operations. The remainder of the increase is divided among increases in salaries and benefits of $368,000, increases in occupancy costs of $46,000, increases in advertising costs of $29,000 and increases in other administrative costs of $97,000. Of the increase realized from acquired operations, 46% or $330,000 represents administrative salaries and benefits, 13% or $87,000 represents occupancy costs and 41% or $212,000 represents other administrative expense.

NINE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE NINE MONTHS ENDED MARCH 31, 1996:

     Revenues derived from services to clients for the first three quarters of 1997 exceeded revenues from the same period one year earlier by $8,396,000 representing overall revenue growth of 100%. Acquired and start-up operations accounted for $5,875,000 of the growth (70%) with the remainder of the growth coming from expansion of services provided through the Company s existing locations. Of the Company's total revenues for the nine months, approximately $8,284,000 (50%) came from services provided pursuant to contracts with the Illinois Department on Aging compared to 88% of total revenues for the same three quarters of the previous year.

     Direct costs of providing services increased by $4,924,000 (85%) as a result of the increase in revenues noted above. Direct costs are entirely comprised of wages paid to field staff members who provide client/patient services. Direct costs for the nine month period represented 65% of total revenues versus 70% for the three quarters of 1996. As noted, the productivity improvement is due to an increase in rates paid under various contracts with the Illinois Department on Aging after taking in account lesser increases in the minimum wage.

     Selling, general and administrative expenses increased by $3,444,000 (46%) which offset the increase in the gross profit margin of $3,472,000. Approximately $2,175,000 (63%) of the increase is attributable to acquired and start-up operational expenses. The remaining increase of $1,269,000 is attributable to increases in corporate office expenses ($427,000, 12%) and other increases in local administrative support functions necessary to support internal expansion ($842,000, 25%).

     Financial income for the nine months ended March 31, 1997 was less than financial income for the preceding year to date by $82,000 due to expenditure of proceeds realized from the Company s initial public offering.

LIQUIDITY AND CAPITAL RESOURCES:

     The Company has net working capital of $4,171,295 as of March 31, 1997.

     Historically, the Company has funded its cash requirements entirely from operations; however, the acquisition of Oxford Health Care was funded through proceeds realized from the Company s initial public offering of its capital stock. The initial public offering, completed in December, 1995, consisted of 819,375 units each of which consisted of one share of Common Stock and two redeemable common stock purchase warrants at $6.30 per unit. The offering generated net proceeds of $3,694,000 after deduction of underwriters discounts, commissions and related expenses. The Company used approximately $1,825,000 of the proceeds for the Oxford Health Care transaction and retired $884,000 of Oxford Health Care s indebtedness subsequent to the purchase transaction.

     The Company's indebtedness includes a $325,000 obligation to a former shareholder of Oxford Health Care, $250,000 of unsecured bank debt utilized for the acquisition of Preferred Nursing Services, Inc. of Muscle Shoals, Alabama, unsecured bank debt in the amount of $400,000 used to fund expansion and business development, $192,000 for the February 1997 acquisition of a Piper Navajo aircraft, capital lease and other obligations of $119,000 . The Company's portfolio of accounts receivable, totaling approximately $5,188,000, is unencumbered.

     The Company has access to $350,000 remaining on its $1,000,000 unsecured line of credit from the Bronson-Gore Bank at the bank's prime rate. The Company is also investigating opportunities to arrange asset based financing for use in business expansion activities.

     The Company presently has 1,638,750 Warrants outstanding with an exercise price of $6.00. The Warrants can be exercised at any time subsequent to the public offering and can be called anytime after December 5, 1996 provided the closing price of the Common Stock is equal to or greater than $9.00 for 10 consecutive days. Since the initial public offering of the Common Stock, the Common Stock has not traded at or above $9.00 per share. Assuming an exercise of all outstanding Warrants, the Company could realize up to approximately $9,800,000 in net proceeds. There can be no assurance, however, that any or all of the Warrants will be exercised prior to their expiration on December 4, 2000. As of May 2, 1997 the closing price of the Common Stock on the NASDAQ Stock Market was $4.50.

     Management of the Company intends to pursue acquisitions in the future and anticipates utilizing proceeds from exercise of the Warrants and/or future indebtedness to pursue such acquisitions. In the event that proceeds from exercise of the Warrants is insufficient to fund the Company's capital requirements, the Company will rely on debt financing to realize its business expansion strategy.

                                 PART II

                            OTHER INFORMATION

ITEM 1    Legal Proceedings. None

ITEM 2    Changes in the Rights of the Company's Security Holders.
          None.

ITEM 3.   Defaults upon Senior Securities. None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

ANNUAL MEETING OF SHAREHOLDERS ON JANUARY 17, 1997:

     The Company held its annual meeting of shareholders on January 17, 1997 in Birmingham, AL. At the annual meeting shareholders elected five directors proposed by the Company's management, each of whom is serving a one-year term. Those elected include Messrs. Louis Goldstein, Joel Davis, Robert Rubin, Steven L. Venit and Dr. Michael J. Morgenstern. Messrs. Goldstein and Davis are also full-time employees of the Company serving, respectively, as Chairman/CEO and Chief Operating Officer.

     The shareholders also approved an amendment to the 1995 Stock Option Plan which increased by 1,500,000 the aggregate number of shares of common stock available for which options may be granted under the 1995 Stock Option Plan. To date, following the shareholders adoption of the plan amendment, there have been no grants of options.

ITEM 5.   Other Information. None.

ITEM 6.   Exhibits and Reports on Form 8-K. None.

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Help at Home, Inc.


                              Registrant



Date:     May 13, 1997    /s/Louis Goldstein
                              Louis Goldstein
                              CEO/Chairman

Date:     May 13, 1997   /s/ Sharon S. Harder
                              Sharon S. Harder
                              Principal Financial Officer