Form 10-K
period 1997-06-30
HELP AT HOME INC
filed 1997-09-30
CIK 1001109

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.
                               Form 10-KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 for the fiscal year ended June 30, 1997
                      Commission File No. 033-97034

                           HELP AT HOME, INC.
         (Exact Name of registrant as specified in its charter)

     DELAWARE                                               36-4033986
(State or other jurisdiction of incorporation  (IRS Employer Identifi-
 or organization)                                       cation Number)
223 West Jackson Blvd.
Chicago, IL                                                      60606
(Address of principal executive offices)                      (Zip Code)
                              312-663-4244
          (Registrant s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class:               Name of Exchange on which registered:

Common Stock, Par Value $0.02                     NASDAQ National Market

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X]No[ ]

Indicate  by  checkmark  if  disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment in this Form 10-KSB. [X]

Registrant s revenues for its most recent fiscal year: $22,213,000

The aggregate market value of the registrant s Common Stock held by non-affiliates of the registrant as of September 19, 1997 was approximately $2,841,800 (for purposes of the foregoing calculation only, each of the registrant s officers and directors is deemed to be an affiliate).

There were 1,869,375 shares of the registrant s Common Stock outstanding as of September 19, 1997.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check One) Yes [ ] No [X]

                                 PART I


Item 1.   DESCRIPTION OF BUSINESS.

Help at Home, Inc. ( Help at Home ) and its subsidiaries (collectively, the Company ) provide homemaker, custodial and skilled home health care services to elderly and disabled persons within their homes. Such services consist of nutritional planning and assistance, household management, personal care, skilled nursing interventions, rehabilitative therapy, and medical social work services. The majority of the Company s clients are obtained and served through 15 regional contracts with the Illinois Department on Aging (IDOA) and 20 contracts with other state and municipal agencies. Help at Home also provides medically necessary, skilled home health care services through its subsidiaries that are certified as Medicare home health agencies. The Company operates through 40 offices in Illinois, Indiana, Missouri, Alabama and Mississippi.

History of the Company.

The Company was incorporated on August 7, 1995 in the State of Delaware. On December 5, 1995, Help at Home completed an initial public offering through which 819,375 units were offered and sold to the general public. Help at Home received gross proceeds of $5,162,063 from the initial public offering. Each unit consisted of one share of Common Stock, $.02 par value, of Help at Home, Inc. and two redeemable common stock purchase Warrants. The Common Stock and Warrants were immediately detached upon the effective date of the offering and are separately transferable. The Warrants are immediately exercisable. Each Warrant generally entitles the holder to purchase one share of Common Stock for $6.00 commencing one year after the offering, or sooner if the Warrants are called for redemption, until the close of business on December 5, 2000. The Warrants are redeemable, in whole or in part, at a price of $.10 per Warrant, commencing one year after December 5, 1995 and prior to the expiration date, provided that prior written notice of not less than 30 days is given to the Warrant holders and the closing price of the Common Stock is at least $9.00 for ten consecutive trading days.

Help at Home, Inc., an Illinois corporation, was incorporated on October 29, 1974 and, through a merger on June 17, 1982, merged with and into Help at Home of Evanston, Inc., an Illinois corporation, which was originally incorporated on February 27, 1975. Simultaneously with the merger, the surviving entity changed its name to Help at Home, Inc.

Lakeside Home Health Agency, Inc. was incorporated in the State of Missouri on April 20, 1993. Lakeside Home Health Agency, Inc., a
Medicare certified home health agency, was acquired by the Company on July 20, 1995. Lakeside Home Health Agency, Inc., an Illinois corporation, was incorporated on August 3, 1995 and certified as a Medicare provider in August, 1997.

Rosewood  Home Health, Inc. was incorporated in the State of Illinois on
March  4,  1994.   A Medicare certified home health agency, Rosewood was
acquired by the Company on January 30, 1996.

As of May 31, 1996, the Company acquired HASC Staffing Services, Inc., Homemakers of Montgomery, Inc. and Statewide Healthcare Services, Inc., all doing business as Oxford Health Care (the Oxford companies ). HASC Staffing Services, Inc., a Mississippi corporation, was incorporated on March 23, 1986. Homemakers of Montgomery, Inc., an Alabama corporation, was incorporated on March 27, 1985. Statewide Healthcare Services, Inc., a Mississippi corporation, was incorporated on January 10, 1974. As of October 1, 1996, the Company acquired Preferred Nursing Care, Inc., an Alabama corporation, for $175,000. Preferred Nursing Care, Inc. was incorporated in the State of Alabama on April 28, 1994.

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

According to published industry data, the home care industry in 1994 constituted a $23 Billion market, with annual growth rates for this sector of the economy exceeding 20%. In addition to the general aging of the population, primary reasons cited for such rapid growth include the substantial cost savings achievable through at-home care as an a l t e rnative to more expensive institutional care, medical and technological advances which enable a growing number of treatments to be administered at home rather than in a medical facility, and Medicare reimbursement policies which provide certain incentives to minimize the length of in-patient hospital stays.

Moreover, it has been predicted that long-term maintenance home care services will be the largest area of growth in the home care field. Fully 20% of those over 65 can be considered frail elderly who e x p e rience functional limitations secondary to chronic disease processes; while 46% of those over the age of 85 fall into the frail elderly grouping and are, therefore, candidates for continuous, long-term custodial home care services. The need for assistance with the activities of daily living such as eating, dressing, bathing, walking and household management is sometimes thought of as a social need rather than a medical requirement. However, the provision of these basic services, often by a paid home care worker, is crucial to the health and well-being of the elderly patient and is being considered more and more often as medically necessary, preventive care.

The majority of home care recipients obtain services by participating in federally or state-funded programs for which they are eligible. Medically necessary, skilled home health care interventions, such as those provided through the Company s Medicare certified home health agencies, are reimbursed through Medicare Part A payments. Similarly, non-medical, custodial services to homebound clients are provided pursuant to contracts with agencies such as the Illinois Department on Aging or various Medicaid Waiver Programs. The Company is a provider to Medicare, Medicaid and other state and local program recipients through various contractual arrangements.

There have been a number of proposals offered in recent years through which the Federal government would increase its involvement in the delivery of health care, lower reimbursement rates for home care services and/or modify the payment methodology for Medicare home care services. The Company cannot predict what effect, if any, such proposals may have, given the wide variety of proposals and the changing nature of the political, economic and regulatory influences at work in the government and U.S. economy. The Company believes, however, that such proposals will take time to enact, will likely have a phased-in approach and will, therefore, have minimal impact on the Company s business in the immediate future. With respect to the six-month moratorium on certification of new Medicare providers, announced by President Clinton on September 15, 1997, the Company has no applications for Medicare certification pending and does not anticipate a meaningful effect on its business as a result of the President s initiative.

The Company s principal executive offices are located at 223 West Jackson Blvd., Chicago, IL 60606. The telephone number of the executive office is (312)663-4244.

Business Strategy.

The Company s business strategy is to provide a variety of home care services, through skilled therapeutic interventions (nursing and therapy services) and custodial care(homemaker services), to a diversified mix of groups and individuals in the geographic markets served by the Company. The Company expects to continue its expansion of locations and markets it serves through development of additional service contracts, introduction of complementary services, and limited acquisition of existing home care businesses. Key elements of the Company s strategy include:

     1) New Market Development and Penetration. The Company has continued its emphasis on development of new operating locations within the key states of Illinois, Alabama and Mississippi. The Company has established 18 new offices since July 1996 for the purpose of responding to contract opportunities that enable the Company to provide custodial services to clients in previously under-served areas. The Company will c o ntinue to focus on business development in neighboring areas throughout the Midwest, Southeastern, Mid-Atlantic and Southwestern regions of the United States.

     2) Cross-Marketing Services. The Company believes that numerous opportunities exist to cross-market services, thus ensuring retention of clients who may experience fluctuations or changes in their home care needs. For example, an elderly custodial care client who becomes ill may require skilled services for a time, after which his/her needs may revert back to custodial care. The Company is in a position, either through its homemaker service divisions or Medicare home health agencies, to meet the needs of such clients. As the Company continues to strengthen its ability to continuously meet changes in the home care requirements of its elderly clientele, it will avoid loss of business to other providers with a wider, or more specialized, array of service offerings.

     3) Development of New Services. The Company has made a commitment to expand temporary professional staffing services in certain areas in order to take advantage of existing marketplace opportunities. With the Company s extensive rosters of nurses and home health aides, it is in an excellent position to offer intermittent nurse/aide staffing services to acute care institutions, physicians clinics and other facilities.

      4) Acquiring Complementary Businesses. The Company intends to continue to pursue acquisition of businesses that complement the Company s existing locations and/or service offerings. Desirable acquisition targets include Medicare-certified providers of skilled nursing and related services proximately located to current operating units. The Company will also continue to focus on existing home care companies whose service lines can be readily expanded through the addition of new services, such as skilled service providers that can be readily expanded through the addition of custodial services.

     5) Achievement of Operating Efficiencies. The Company believes that, as it increases in size and market share, it will be able to reduce, as a percentage of revenues, corporate overhead and operating costs including personnel, insurance, computer and communications systems, legal, accounting, and marketing expenses. By increasing the Company s revenue base through internal growth and acquisitions, the Company believes it can achieve certain economies of scale, that will allow the Company to recoup a larger profit from its services.

Services.

The Company maintains contracts with several state and municipal agencies to provide custodial services to elderly and disabled clients. Such custodial services generally entail homemaker services, household management, and assistance with activities of daily living. The Company provides in-depth training to its workers who provide such services to ensure patient safety, consistency of approach and adequacy of care.

Case managers, engaged by state agencies, generally refer custodial care clients to the Company after eligibility for service is determined. Clients are generally assigned to home care companies on a rotating basis unless a specific home care provider is identified by the client to be served. In some rural communities, however, the Company enjoys exclusive status as the only contracted provider of homemaker and personal care services. Approximately 83% of the Company s revenues in fiscal 1997 were derived from the delivery of homemaker services.

In addition to custodial services, the Company provides skilled services to those with an established medical need as determined by a physician. Skilled home care services include nursing interventions, physical therapy for improving range of motion and pain reduction, occupational therapy for enhancement of the patient s ability to perform r o utine activities of daily living, speech therapy directed at resolution of swallowing or language difficulties, and medical social work services to address and help resolve issues related to the psycho-social aspects of recovery from illness. Through its Medicare certified home health agencies, the Company also provides medically oriented home health aide services that are provided under the direct supervision of a nurse in conjunction with other skilled interventions.

The Company has indicated its intention to enter into hospice care through which it will provide in-home care to terminally ill patients. In-home hospice care offers an alternative to hospice centers or nursing homes for terminally ill individuals who prefer to live out the remainder of their lives in their own residences. It is the Company s intention to provide such services, through licensed and certified hospice organizations, to Medicare and Medicaid patients. Surveys required to become a provider of hospice services in Alabama and Mississippi are pending.

Customers.

The Company's customers include, but are not necessarily limited to, case management units, third party administrators, physicians, hospital discharge planners, social workers, third party payers including Medicare, and other types of health care organizations. Approximately 52% of the Company s revenues during fiscal 1997 were derived from the Illinois Department on Aging with another 17% attributable to other homemaker service contracts and 13% attributable to the Medicare program. Commercial insurance companies, other state funded programs and individuals provided the remaining 18% of the Company s revenue from services. The state and federally funded programs through which the Company derives its revenues require that certain standards for eligibility and participation are continually met. Billing and payment arrangements with the Company s customers are specified in payor contracts that are non-exclusive and which do not obligate the payor to utilize a certain volume of services over a specified time period. The Company s customers often use a variety of providers in addition to the Company, thus necessitating competition among several providers on the basis of pricing, array of service offerings, availability of caregivers and/or quality of services.

With regard to the Company's contractual arrangements with the Illinois Department on Aging (IDOA), the Company must ensure that the direct costs associated with providing service to IDOA clients (as such costs are contractually defined) constitute at least 73% of charges. The C o m p any is required to submit an annual audited cost report demonstrating its compliance with this requirement. Management believes the Company is in compliance with the IDOA cost requirements. Should the C o m pany be unable to maintain its compliance, the contractual arrangements could be subject to immediate termination.

Regulation.

Custodial services are generally unregulated. The Company must, however, maintain certain state and/or federal licenses or certifications in order to offer specific health services. The Company must also perform criminal background checks on its employees in certain states to ensure the integrity of its work force.

With respect to licensure of skilled home health care services, each state specifies the manner in which home health agencies will operate. Approximately half of the states, including Alabama and Mississippi, require that home health agencies possess one or more valid Certificates of Need (CON) in order to qualify as a provider of Medicare home health services. Absent a valid CON, a home health agency may be precluded from providing certain services or expanding its operations into new geographic areas. Recently, however, several states have initiated a process through which the requirement may be reconsidered and many expect that, within the next several years, reliance on CONs as a means of controlling home health care costs will significantly diminish. In t h e meantime, however, new Certificates of Need are generally unavailable, thus limiting the ability of would-be Medicare home health providers to enter CON markets. The Company possesses a Certificate of Need in Montgomery County, Alabama through Homemakers of Montgomery, Inc. and has initiated an action which is pending in the Circuit Court of Montgomery County Alabama (15th Judicial Circuit) to secure CON authorization in four additional Alabama counties.

All Medicare home health agencies must also successfully demonstrate, on an annual basis, compliance with Medicare Conditions of Participation in order to continue to provide services to Medicare beneficiaries. Such conditions generally embody established standards for home health agency management of personnel, adherence to patients rights, supervision of c a re, financial management and the presence of an independent, professional advisory group. All of the Company s Medicare provider units have successfully passed their annual Medicare surveys. Lakeside Home Health, Inc. (Illinois) passed its initial certification survey in August, 1997.

As well, the Montgomery branches of the Oxford companies have been accredited by the Joint Commission on the Accreditation of Healthcare Organizations (JCAHO). The Company has initiated efforts to bring each of its operating units providing home health care services into compliance with JCAHO home care standards and expects to apply for accreditation within the coming months.

Competition.

The Company competes with other providers of custodial services for various state and municipal contracts pursuant to a competitive bidding process. Each company competing for a bid is required to provide specific information regarding its history, duration and qualifications as a provider of services.

In the State of Illinois, depending on each bidder s responses to requested information and the fulfillment of specific evaluative criteria, points are awarded to each provider with contracts going to the bidders with the greatest number of accumulated points. The key competitive factors are the length of time in business and the geographic areas served by the provider. Pricing of services is established by the state in advance of the bidding process. As a result of the Company s long operating history, market penetration and presence, the Company has been highly successful in obtaining Illinois contracts for provision of custodial services.

In the States of Alabama and Mississippi, contracts are periodically awarded by state, county or regional area agencies on aging based on c o mpetitive pricing of services, provider qualifications, market presence and financial stability.

Competition among home health agencies for Medicare and Medicaid patients is based, in part, on availability of qualified personnel who can be dispatched to care for a patient in a timely manner. Likewise, a home health agency s array of service offerings, geographic coverage and relationships with major referral sources significantly influences competitive position. In states with applicable CON regulations, competition may be somewhat restricted due to the smaller number of providers in any one market. There is limited, if any, price competition with regard to services provided to Medicare and/or Medicaid covered recipients.

Employees.

Exclusive of field personnel who work on a per diem basis, the Company has 163 administrative employees.

The number of caregivers providing services to clients varies from day to day. These personnel do not, necessarily, work full time shifts; nor do they exclusively work for the Company. Certain of the Company s employees in Chicago are represented by a union. Relations with the union are considered to be good.

The Company has in place a screening process for all of its caregivers to ensure compliance with laws, generally, and the absence of criminal c o n victions and/or disciplinary actions that limit professional activity.

Item 2.     Description of Property.

The Company s principal executive offices are located at 223 West Jackson Blvd., Chicago, IL and consist of approximately 6,000 square feet of rented space. Similarly, the Company leases office space in each of its 40 operating locations as follows:

Help at Home, Inc. - Corp. Offices      Help at Home, Inc. - Chicago
223 W. Jackson Blvd., Suites 500-520    223 W. Jackson Blvd., Suite 510
Chicago, IL 60606                       Chicago, IL 60606
Lease expires November 30, 2000         Lease expires November 30, 2000

Help at Home, Inc. - Alton              Help at Home, Inc. - Belleville
707 Berkshire Blvd., Suite 270          213 S. Illinois, Suite 101
Alton, IL 62024                         Belleville, IL 62220
Lease expires October 31, 1998          Lease expires April 14, 1999

Help at Home, Inc. - Brentwood          Help at Home, Inc. - Danville
8506 Manchester Road                    913 North Vermillion St.
Brentwood, MO 63144                     Danville, IL 61832
Lease expires June 30, 2000             Lease expires July 31, 2000

Help at Home, Inc. - Fenton             Help at Home, Inc. - Mt. Vernon
300 Biltmore, Suite 340                 1116 Broadway
Fenton, MO 63026                        Mt. Vernon, IL 62864
Lease expires July 31, 1998             Lease expires July 31, 2000

Help at Home, Inc. - Munster            Help at Home, Inc. - Oak Forest
9250 Columbia, Suite D2                 15337 S. Cicero Ave., Suite RF
Munster, IN 46321                       Oak Forest, IL 60452
Lease expires June 30, 1999             Lease expires May 31, 1998

Help at Home, Inc. - Ottawa             Help at Home, Inc. - Rockford
615 W. Main St., Suite A                3929 Broadway, Suite 9
Ottawa, IL 61350                        Rockford, IL 61108
Lease expires July 10, 1998             Lease expires July 31, 1999

Help at Home, Inc. - Rock Island        Help at Home, Inc. - Skokie
2100 18th Avenue, Suite 5               4872 W. Dempster Avenue
Rock Island, IL 61201                   Skokie, IL 60077
Lease expires July 31, 1998             Lease expires April 30, 1999

Help at Home, Inc. - Springfield        Help at Home, Inc. - St. Charles
1885 Sangamon Avenue                    103 North 11th St., Suite 107
Springfield, IL 62702                   St. Charles, IL 60174
Lease expires July 31, 2000             Lease expires March 31, 1999

Help at Home, Inc. - Waukegan           Lakeside Home Health Agency,Inc.
2504 Washington St., Suite 101          223 W. Jackson Blvd., Suite 500
Waukegan, IL 60085                      Chicago, IL 60606
Lease expires June 30, 1998             Lease expires November 30, 2000

Lakeside Home Health Agency, Inc.       Rosewood Home Health Agency,Inc.
300 Biltmore Avenue, Suite 340          707 Berkshire Blvd., Suite 250
Fenton, MO 63026                        East Alton, IL 62024
Lease expires July 31, 1998             Lease expires October 31, 1998

Rosewood Home Health Agency, Inc.       Statewide Healthcare Svcs.,Inc.
213 S. Illinois, Suite 101              1209-A Snow Street
Belleville, IL 62024                    Anniston, AL 36203
Lease expires April 14, 1999            Lease expires November 30, 1997

Statewide Healthcare Svcs., Inc.        Statewide Healthcare Svcs., Inc.
956 Montclair Road                      2000 Flint Road, SE, Suite 103
Birmingham, AL 35213                    Decatur AL 35601
Lease expires July 31, 1998             Lease expires December 31, 1997

Statewide Healthcare Svcs., Inc.        Statewide Healthcare Svcs., Inc.
188 N. Foster St., Suite 200            1141 Montlimar Drive, Suite 2400
Dothan, AL 36303                        Mobile, AL 36609
Lease expires September 30, 1998        Month to month rent

Statewide Healthcare Svcs., Inc.        Statewide Healthcare Svcs., Inc.
444 S. Hull Street                      351 Highway 6 West
Montgomery, AL 36104                    Batesville, MS 38606
Lease expires August 31, 2002           Lease expires September 30, 1998

Statewide Healthcare Svcs., Inc.        Statewide Healthcare Svcs., Inc.
1707-A Strong Avenue                    3227 Highway 82 East
Greenwood, MS 38930                     Greenville, MS 38703
Lease expires July 31, 1999             Lease expires August 30, 1999

Statewide Healthcare Svcs., Inc.        Statewide Healthcare Svcs., Inc.
545 East Pass Road                      805 W. Pine St., Suite B
Gulfport, MS 39507                      Hattiesburg, MS 39401
Lease expires April 30, 2000            Lease expires April 30, 1998

Statewide Healthcare Svcs., Inc.        Statewide Healthcare Svcs., Inc.
3828 Interstate 55 N                    1807 24th Avenue
Jackson, MS 39211                       Meridian, MS 39301
Lease expires September May 31,2001     Lease expires May 31, 1999

Statewide Healthcare Svcs., Inc.        Statewide Healthcare Svcs., Inc.
116 Canal Street                        444-B Highway 12 West
Natchez, MS 39120                       Starkville, MS 39759
Lease expires October 31, 1998          Lease expires August 17, 1998

Statewide Healthcare Svcs., Inc.        Statewide Healthcare Svcs., Inc.
101 Industrial Road N.                  115B Longwood Drive SE
Tupelo, MS 38801                        Huntsville, AL 36104
Lease expires July 31, 1999             Office closed July 31, 1997

HASC Staffing Services, Inc.            Preferred Nursing Care, Inc.
3828 Interstate 55 North                200 Flint Road SE, Suite 102
Jackson, MS 39211                       Decatur, AL 35601
Lease expires May 31, 2001              Lease expires December 31, 1997

Homemakers of Montgomery, Inc.
444 S. Hull Street
Montgomery, AL 36609
Lease expires August 31, 2002

Office leases are generally for terms of one to five years. The Company maintains insurance on all of its properties.

Item 3.     Legal Proceedings.

The Company is not a party to any legal proceedings which it believes may have a materially adverse effect on the Company s financial condition or results of operations.

The Company has been named as a party to a suit filed by the family of Oxford Health Care s former owner (now deceased) in which the family seeks to claim, for the decedent s estate, approximately $300,000 in life insurance proceeds payable under two key-man insurance policies owned by the Company. The insurance proceeds are being held in escrow pending resolution of the asserted claim. In the meantime, the Company has responded with a counter claim in which it seeks to reduce the amount of a $325,000 note payable to the former owner by approximately $180,000. The proposed reduction in the principal of the note, which is due in January, 1998, is the result of bad debts arising from periods prior to the acquisition date ($140,000), unanticipated balance sheet adjustments arising from the post-closing audit of the Oxford companies ($25,000) and other extraordinary expenses ($15,000). The transaction agreement memorializing the acquisition of Oxford by the Company contemplates each of the proposed adjustments to the principal of the note. Pending resolution of this matter, and in the interest of conservatism, the Company has not made entries in its financial statements to effect either recognition of the insurance proceeds
($300,000) or the proposed reduction of the note ($180,000). The Company has, however, recorded all entries related to the recognition of bad debt expense and the miscellaneous expense items noted above in the fourth quarter of 1997.

Item 4.  Submission of Matters to a Vote of the Security Holders.

There were no matters submitted to a vote of security holders of the Company during the fourth quarter.

                                 PART II

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

                            Common Stock Bid Prices by Fiscal Year
                         1996 High   1996 Low     1997 High   1997 Low
HAHI:
     First Quarter          N/A(1)     N/A(1)         $8.50      $6.50
     Second Quarter       $6.00      $5.50             7.25       4.75
     Third Quarter         6.19       5.38             6.63       4.88
     Fourth Quarter        8.38       5.50             5.38       3.50

HAHIW:
     First Quarter          N/A(1)      N/A(1)        2.88        1.88
     Second Quarter       $1.25       $ .75            2.13       1.13
     Third Quarter         1.63        1.13            1.50       1.00
     Fourth Quarter        3.13        1.50            1.81       0.30

(1)  The  Company  s  Common  Stock  and  Warrants  commenced trading on
December 5, 1995.

There were approximately six holders of record of the Company s Common Stock as of September 25, 1997 and four holders of record of the Warrants as of the same date. This number includes shareholders of record who may hold stock for the benefit of others.

The  Company does not expect to pay dividends on its Common Stock in the
foreseeable  future.    Management intends to retain all available funds
for the development of new business and for use as working capital.

Item 6. Management s Plan of Operation and Discussion and Analysis of Financial Condition.

Overview.

The Company provides home care services in Illinois, Indiana, Missouri, Alabama and Mississippi. The Company s fiscal year ends June 30. Unless otherwise noted, references to 1996 and 1997 relate to the fiscal years ended June 30, 1996 and 1997.

The Company's revenues are derived primarily from custodial services. Additionally, approximately 17% of the Company s revenues during 1997 were attributable to skilled home health care services. The Company believes that the home care market will continue to experience significant growth due to aging of the population, continued emphasis on preventive health care services, early patient discharges from acute care institutions, and new advances in technology. The Company is generally well positioned to take advantage of the expected growth in both the custodial home care and home health care segments of the market, provided that working capital necessary to sustain such growth can be secured.

The statements which are not historical facts contained in this Form 10-KSB are forward looking statements that involve risks and uncertainties, including, but not limited to, the integration of new acquisitions into the operations of the Company, the ability of the Company to realize profit in its start-up operations, the success of the Company in locating attractive acquisition candidates, the effect of economic conditions and interest rates, general labor costs, the impact and pricing of competitive services, regulatory changes and conditions, the results of financing efforts, the actual closing of contemplated transactions and agreements, the effect of the Company s accounting policies, and other risks detailed in the Company s Securities and Exchange Commission filings. No assurance can be given that the actual results of operations and financial condition will conform to the forward looking statements contained herein.

1998 Operating Plan.

The Company's overall strategy continues to focus on providing a continuum of services to elderly and disabled clients in their homes, concentrating on geographic areas with favorable demographics and reimbursement trends. The Company will implement this business strategy through a combination of growth in existing locations and development of new locations.

The Company committed significant capital resources to the development of its corporate infrastructure and establishment of new offices in Alabama and Mississippi during 1996 and 1997. With this commitment of resources comes the expectation of significant revenue growth in both states throughout 1998. Similarly, the Company has established four new offices in Illinois in recent months. In order to take advantage of opportunities for expansion of its business, the Company must have access to additional working capital. Negotiations with lenders for the purpose of securing financing required to pursue the Company s 1998 operating plan are in their final stages. In the absence of additional financing, the Company will not be able to realize anticipated growth and will be forced to reduce corporate overhead and/or scale back operations in one or more of its locations.

Factors that May Affect 1998 Operating Results.

The Company is currently engaged in negotiations that may result in rate increases for several of the contracts pursuant to which it provides homemaker services in Alabama. Similarly, the Company has submitted several bid proposals to Mississippi area agencies on aging in an effort to attract more business as Mississippi significantly expands the number of its citizens eligible for state funded custodial services. The Company believes that it will be successful in securing rate increases and attracting new business and has opened several offices in recent months in an effort to establish its community presence in furtherance of this objective. There can be no assurance, however, that the Company will obtain this business and service volume is not assured once a contract is approved. As a result, lower than anticipated sales levels could lead to reduced earnings in the short-term. With respect to the Company s cash requirements, lower revenue levels will also diminish the Company s need for outside funding of its working capital requirements and will, in turn, cause interest expense to be reduced.

As noted below, Medicare revenue is entirely dependent on costs a s sociated with delivery of services to Medicare beneficiaries. Likewise, the Company s ability to allocate corporate overhead to its Medicare units is based on Medicare s proportionate share of the Company s overall business. Thus, if non-Medicare services grow at a rate that exceeds the rate of growth in Medicare reimbursed services, the Company s ability to allocate its home office costs may be somewhat diminished.

The Company has opened four new offices in Illinois as a requirement of new contracts with the Illinois Department on Aging. As in the case of Alabama and Mississippi, the Company believes that it will secure sufficient business in these four new locations to maintain current Illinois profit margin levels; however, this cannot be guaranteed. As well, on September 1, 1997 the federal minimum wage increased to $5.15. Most of the homemakers providing services in Illinois are compensated at the minimum wage rate and many of those residing in Chicago are union members. While there is some expectation that reimbursement rates will be increased to correspond with the minimum wage hike, there can be no guarantee that such a rate increase will be retroactive or will occur in the 1998 fiscal year. In the event that reimbursement rates are not increased to offset the increase in the minimum wage, the Company s gross profit margin would be adversely effected. Additionally, in the event a rate increase is granted, the present union agreement allows reopening of wage rate negotiations on behalf of this group of employees.

Results of Operations:

The following table sets forth, for fiscal years 1996 and 1997, certain items from the Company s Consolidated Statement of Operations expressed as a percentage of net sales.

                                        Fiscal Years Ended June 30
                                            1997         1996
Net sales                                   100%         100%
Direct cost of services                      66%          69%
Gross margin                                 34%          31%
Operating expenses                           36%          21%
(Loss)income before taxes                   (1.7%)        11%
Income taxes                                 .5%           5%
Net (loss) income                            (2%)          6%

Fiscal 1997 Compared to Fiscal 1996:

Sales.

Revenue from client services grew from $11.9 Million in 1996 to $22.2 Million in 1997, for an overall increase of $10.3 Million, or 87%, during 1997. Approximately $7.3 Million (71%) of the increase in revenue stems from the inclusion of the Oxford companies for the full twelve months of 1997. In addition, the Company s established operations in Illinois realized $2.9 Million revenue growth in 1997, accounting for 28% of the overall growth in sales.

The Illinois Department on Aging ( IDOA ) provided revenues of $11.5 Million, representing 52% of the Company s total revenue for the year as compared with $ 8.7 Million (73%) in 1996. The contractual arrangement with IDOA requires that, at a minimum, 73% of receipts from IDOA client services be spent for direct costs of providing care(as defined by IDOA regulations). The Company s report of its direct costs incurred in the provision of care to IDOA clients is subject to an annual independent audit. Management believes the Company is in compliance with the direct cost requirements imposed by IDOA; however, should direct costs fall below the required 73% threshold, the Company s contracts with IDOA may be subject to cancellation. Accounts receivable from IDOA represented 32% of total receivables as of June 30, 1997 as compared with 41% for the prior year.

The Medicare program provided approximately $3.1 Million of revenue, representing an increase of $2.2 Million in 1997. Medicare, in 1997, accounted for 13% of annual revenues as compared with 7% in 1996. The growth in Medicare services is attributable to Homemakers of Montgomery, Inc. which, in addition to being included for the full twelve months of the year, realized a 20% overall growth rate in 1997. Homemakers of Montgomery comprised 67% of total Medicare revenues in 1997. The Company recognizes interim Medicare revenues based on the periodic reimbursement rates established by its various Medicare intermediaries, adjusted annually to coincide with actual reimbursable costs. As a result, while the Company anticipates an increase in Medicare units of service based on need and demand in the communities served by its Medicare certified home health agencies, there can be no guarantee as to future Medicare reimbursement levels.

The Oxford companies also provided the Company with new sources of revenue in 1997. Revenue derived from home health services delivered to persons covered by various state Medicaid programs, including pediatric early intervention services, constituted 2% of total revenues ($482,000) in 1997. Commercial, private pay and staffing services provided by the Oxford companies amounted to 12% of 1997 revenues ($2.7 Million). These categories of services, prior to the June 1996 acquisition of Oxford, were inconsequential.

Direct Costs of Services.

Direct costs of providing services reached $14.6 Million (66% of revenues) as compared with $8.2 Million (69% of revenues) in 1996. The $6.4 Million growth relates directly to the overall growth in services to clients. The proportionate 3% improvement in direct costs is the result of the growth in Medicare services which, generally, provide higher gross margins (47% on average) than custodial home care services. The gross margin on overall services grew by $3.9 Million (106%) representing the combined effect of revenue growth and proportionate reduction of direct costs.

Selling, General and Administrative Expense.

Operating expenses tripled (totaling $2.5 Million in 1996 and $7.9 Million in 1997) and comprised 21% and 36%, respectively, of the C o mpany s revenues. Virtually all expense categories incurred significant increases that generally correspond to the growth in revenues noted above.

The Company recognized approximately $1,037,000 of unusual expense in the fourth quarter of 1997. The expenses include $240,000 of legal fees and contingent settlement costs related to pending litigation, $80,000 of expense associated with abandoned acquisitions, $237,000 of start-up costs associated with establishment of new offices in Mississippi, $240,000 of goodwill write-offs due to impairment, and $240,000 of pre-acquisition bad debt in the Oxford companies.

Administrative salaries grew from $1.2 Million in 1996 to $4.1 Million in 1997 representing an increase of $2.9 Million. Of the increase, 43% ($1.2 Million) is attributable to the Oxford companies which were included for only one month in 1996's operating results. Illinois homemaker operations accounted for 28% ($793,000) of the increase. The acquisition of Preferred Nursing Care, Inc. in October 1996 added 3% ($90,000). Corporate positions accounted for $636,000 (22%) with the remaining $117,000 (4%) coming from general increases attributable to growth of the Company s Medicare subsidiaries in Illinois and Missouri. As a percentage of revenues, administrative salaries constituted 18% of revenues in 1997 as compared with an industry average of approximately 15%. Steps have been taken to reduce administrative salaries among the Oxford companies to bring this expense category into line with industry norms.

Professional  fees  and  insurance  expense grew by $463,000 to $741,000 during  1997  and  constituted  2%  and 3% of revenues in 1996 and 1997, respectively. The addition of the Oxford companies accounted for $130,000 of the increase with the remainder of the growth ($333,000) attributable to routine insurance expense, legal fees and accounting services. The Company became involved in several legal actions in 1997, none of which are expected to have an adverse effect on the Company s financial condition. While none of the actions are material; in the aggregate, the Company's expenditures for legal fees increased as noted.

Rent, utilities and maintenance grew from $346,000 to $853,000 for an increase of $507,000. The majority of the growth in this expense category is due to the addition of the Oxford companies (59% or $300,000). Most of the remainder is due to increased costs of occupancy for the corporate offices ($95,000) and Illinois operating locations ($83,000). Rent, utilities and maintenance expenses represented 3% and 4% of overall revenues in 1996 and 1997, respectively. Rent, as a percentage of revenue in the Oxford companies, is expected to decrease in 1998 based on anticipated revenue increases and growth in service volume.

Administrative expense grew from $197,000 to $1,007,000 for an overall increase of $810,000 during 1997. Administrative expense doubled as a percentage of revenue from 1996 to 1997 from 2% to 4%. Approximately 43% of the 1997 growth in this expense category ($345,000) is routine and due to the addition of the Oxford companies. Write-offs of unamortized goodwill are included in administrative expense at June 30, 1997 accounting for $236,000 (30% of the increase). The goodwill being written off is attributable to Preferred Nursing Care, Inc. ($196,000) and Lakeside Home Health Agency, Inc.($40,000). An additional $75,000 (9% of the increase) represents loss contingencies related to pending litigation. Approximately $150,000 (18%) of the increase is due to expansion of the Company s overall business.

Travel expenses grew from $206,000 to $312,000 from 1996 to 1997. The increase of $106,000 is entirely attributable to efforts to expand the Company s presence in Alabama and Mississippi during the year. Such costs are expected to diminish, somewhat, once new operations in Alabama and Mississippi are more stabilized and mature.

Bad debt grew from $36,800 to $347,000 during the year with $284,000 of the increase due to write-offs in the Oxford companies. Approximately $240,000 of this expense relates to periods prior to the date on which the Company acquired the Oxford companies as noted above. Pursuant to the terms of the transaction with the previous owner of the Oxford companies and pending the outcome of current litigation (see Legal Proceedings), the Company is seeking to offset $140,000 of the $325,000 note payable. The remaining $63,000 of bad debt expense arises from the routine adjustment of the reserve for bad debts as a percentage of revenues. In recognition of the changes in its service mix, with increased emphasis on provision of skilled health services, the Company has increased, slightly, its reserve for bad debts.

Depreciation and amortization expense grew by $179,000 to $296,000 during 1997 with the majority of the growth ($139,000 or 78%) attributable to amortization of goodwill in connection with the purchase of the Oxford companies. The remaining 22% of the growth in this expense category is due to normal recognition of expense associated with routine depreciation of fixed assets.

Advertising and promotional expenses grew from $93,000 to $375,000 representing an increase, as a percentage of revenues, from 1% to 2%. The majority of the growth ($180,000 or 64%) is due to the addition of the Oxford companies and the promotional expense associated with expansion of their business in Mississippi and Alabama. Corporate support of advertising and promotional efforts in the Company s operating units accounted for an additional $51,000 or 18% of the growth in this category. General expansion of the Company s business accounted for the remaining 18% or $52,000 of the increase in this expense category.

Interest.

Interest income of $131,000 in 1996 was reduced to $72,000 in 1997 with the entirety of the decrease attributable to the depletion of cash reserves.

Earnings.

The  net  loss  in  1997  was  $479,000  as  contrasted to net income of
$719,000 in 1996. Earnings per share of common stock were $.41 in 1996 and ($.01)in 1997 (fully diluted) based on 2,243,227 and 3,649,375 shares, respectively. The EPS calculation is based on the Modified Treasury Method of computing earnings. On a fully diluted basis the Company s 1997 earnings per share represents a decrease of $.42. On an unadjusted basis, the primary loss per share in 1997 is ($.26) based on 1,869,375 shares of common stock issued and outstanding. The Company has 1,710,000 warrants outstanding as a result of its initial public offering, 71,250 of which are underwriter s warrants. (See Exhibit 11.1, Computation of Earnings Per Share).

Segment Operations:

Management has elected to identify the Company s reportable segments based on geographic areas (states): Alabama, Illinois, Missouri and
Mississippi. Revenues in all four segments are derived from the provision of both skilled services and unskilled, custodial services. Information related to the Company s reportable segments is as follows (in thousands):

               Alabama   Illinois  Missouri  Mississippi     Total
Revenue        $ 5,305   $14,133   $   425   $ 2,350        $22,213
Direct costs     3,381     9,445       251     1,559         14,636
               -------   -------   -------   -------        -------
Gross margin     1,924     4,688       174       791          7,577

Operating
   expenses      2,542     2,658       261       735          6,196
                ------   -------   -------   -------        -------
Operating income
   (loss)      $  (618)  $ 2,030   $   (87)  $    56        $ 1,381
               =======   =======   =======   =======        =======

A reconciliation of the segments operating income to the consolidated net loss is as follows (in thousands):

     Segments  operating income:             $ 1,381
     Less:
          Income tax expense                     103
          Corporate overhead expense           1,757
                                             -------
     Consolidated net loss                   $  (479)
                                             =======

Earnings Outlook.

As noted previously, the Company has invested in the establishment of ten new offices in Mississippi with expectations of securing new clients on or about October 1, 1997. In addition, in anticipation of new contract opportunities in Alabama and Illinois, the Company has engaged in several promotional campaigns aimed at establishing name recognition for the Company in new communities where it now has offices. As a result of the increased administrative expenditures associated with these efforts, the Company expects to post a first quarter loss in 1998. As second through fourth quarter services increase to offset higher expenses, the Company expects to realize a moderate profit.

Liquidity and Capital Resources.

The Company s basic cash requirements are for operating expenses, generally comprised of labor, occupancy and administrative costs. The Company relied in 1997 on remaining cash proceeds from its initial public offering and borrowed capital to augment cash flows from operations for the purpose of expanding its business. The Company s debt obligations total approximately $1.5 Million as of June 30, 1997, divided among secured bank debt of $900,000, a $325,000 note arising from the purchase of the Oxford companies, a $182,000 installment loan used to finance the purchase of an airplane and $46,000 of notes and/or leases for autos, office and computer equipment. Long-term debt as of June 30, 1996 totaled $974,000. Total working capital stood at $2.8 Million as of June 30, 1997 as compared with total working capital of $3.5 Million as of the same date in 1996.

The Company, as of June 30, 1997, was in technical default relative to one of two financial ratios enumerated in the loan agreement for its secured bank debt of $900,000. At June 30, 1997 the loan agreement required that the Company s current ratio be maintained at a level of at least 2:1. As of June 30, 1997 the current ratio was 1.8:1. The Company has received a waiver of this default and subsequent amendment of the loan covenant to a current ratio requirement of 1.75:1.

Cash provided by operations in 1996 was $1.5 Million as compared to $2.0 Million of cash used in operating activities in 1997. The $3.5 Million operating cash flow differential relates primarily to growth in accounts receivable($2.0 Million), cash payments of approximately $900,000 in 1997 for income taxes and the 1997 operating loss of $479,000. The growth in accounts receivable is due in large measure to expansion among t h e Oxford companies ($1.0 Million) revenue growth in Illinois ($700,000), the addition of Preferred Nursing Services ($100,000) and general revenue growth in other locations ($200,000) The Company repaid $559,000 of indebtedness relating to the Oxford companies in 1997 after which it realized approximately $100,000 of cash from financing activities. These events yielded a net cash depletion of $1.9 Million for the year ended June 30, 1997 as contrasted to an increase of $2.7 Million in cash balances during the preceding year.

The Company had approximately $871,000 cash on hand as of June 30, 1997 as contrasted with $2.7 Million of cash on hand in 1996. Cash flows from established operations will be insufficient to fund the expansion contemplated in Alabama and Mississippi during the coming year. As a result, the Company is in final negotiations to increase its line of credit and expects to borrow funds sufficient to see it through next year s significant growth. Although the Company does not anticipate difficulty in securing a larger line of credit, there can be no guarantee of success in this regard. In the event that the Company is unsuccessful in securing the expanded line of credit, it may be forced to scale back and/or abandon certain business expansion initiatives.

The Company presently has 1,638,750 of Warrants outstanding with an exercise price of $6.00. The Warrants can be exercised at any time subsequent to the public offering and can be called anytime after December 5, 1996 provided the closing price of the Company s Common Stock is equal to or greater than $9.00 for ten consecutive days. The Company stands to realize a maximum of approximately $9.8 Million from the exercise of its Warrants. There can be no assurance, however, that the closing price of the Company s common stock will reach a level sufficient to precipitate the exercise of the Warrants.

Management intends to pursue opportunities for internal growth and d e velopment of its business and will utilize cash from future indebtedness and any exercise of the Warrants to fund such growth.

Item 7.   Financial Statements.

Financial Statements for the Years Ended June 30, 1997 and 1996.

Attached hereto and filed as a part of this Form 10-KSB are the Consolidated Financial statements of the Company.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

T h e re have been no disagreements between the Company and its accountants, Coopers & Lybrand, LLP, regarding accounting principles or financial disclosures.

                                PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers.

The following table sets forth certain information concerning each of the current executive officers and directors of the Company. The Company s officers and directors are elected to serve in such capacities until the earlier to occur of the election and qualification of their respective successors or until their respective deaths, resignations or r e m oval by the Company s Board of Directors or shareholders, respectively, from such positions. Directors do not currently receive compensation for their services as such. One director received shares of Common Stock in consideration for agreeing to serve as a director. One director, Marlene Schaffer, resigned from the Board of Directors in July 1996 and another, Robert Rubin, resigned in July 1997. (See Certain Relationships and Related Transactions.)

Name                          Age  Positions and Offices
Louis Goldstein                54  Chairman of the Board, Chief
                                      Executive Officer and Treasurer
Joel Davis                     33  Chief Operating Officer,
                                      Secretary and Director
Sharon S. Harder               48  Chief Financial Officer
Dr. Michael J. Morgenstern     57  Director
Steven L. Venit                37  Director

Louis Goldstein. Mr. Goldstein, the founder of the Company, has served as the Company s chief executive officer and director since its inception in 1974.

Joel Davis. Mr. Davis joined the Company in July 1995 as General Counsel. Mr. Davis was named Chief Operating Officer of the Company in March 1996. From October 1989 through July 1995, Mr. Davis was an Associate at the law firm of Hlustik, Huizenga, Williams & Vander Woude, Ltd. in Chicago.

Sharon S. Harder. Ms. Harder joined the Company in March, 1996 as Chief Financial Officer. For six years prior to joining the Company, Ms. Harder was the Chief Operating Officer and Chief Financial Officer of Child Health Systems, Inc. and Pediatric Homecare of America. The companies offered a wide range of alternate site health care services including center-based day health care, skilled home nursing care, rehabilitative therapies, infusion therapy, home medical equipment and case management services.

Dr. Michael J. Morgenstern. Dr. Morgenstern became a director of the Company in January, 1997. He has been a practicing orthopedic surgeon in the City of Chicago for more than 20 years.

Steven Venit. Mr. Venit has been a sole practitioner with the Law Offices of Steven L. Venit, Esq. for more than ten years and is licensed to practice law in the states of Illinois, Nevada and Wisconsin. (See Certain Relationships and Related Transactions.) Mr. Venit has served as a director since 1996.

Section 16 Compliance.

During fiscal 1997, there were no failures to timely report on Forms 3 or 4 pursuant to the provisions of Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation.

The following table sets forth the cash compensation, as well as certain other compensation paid or accrued, by the Company to the Company s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer for the fiscal years ended June 30, 1996 and 1997. No other individuals had total annual compensation exceeding $100,000 during these fiscal years.

                           Annual Compensation    Long Term Compensation
Name and Position  Year  Salary   Bonus   Other        Stock Options
Louis Goldstein
 Chairman, CEO,
   Director       1997 $206,250  $22,000 $86,852(1)      200,000(4)
                  1996  192,611       -        -(2)            -
Joel Davis
 Chief Operating
   Officer, Dtr.  1997 $100,000  $10,000       -(2)             -
                  1996        -        -       -(3)             -
Sharon S. Harder
   Chief Financial
   Officer        1997 $123,333  $13,000       -(2)             -
                  1996        -        -       -(3)             -
Marlene Schaffer
   President
     (former)     1996 $104,654        -       -(2)             -

(1) Pursuant to an action of the Compensation Committee of the Board of Directors, Mr. Goldstein received certain compensation related to personal expenses incurred in connection with his continuous travel schedule. Such compensation totaled approximately $41,000 in 1997. In addition, the Company paid expenses associated with a leased automobile for Mr. Goldstein s business and personal use. Auto expenses totaled approximately $20,000 during fiscal 1997. The Company also assumed financial responsibility, on Mr. Goldstein s behalf, for certain legal services in the amount of $25,000.

(2) With respect to each named officer, the aggregate amount of perquisites was less than either $50,000 or 10% of the salary reported.

(3) Total compensation paid during the fiscal year was less than $100,000.

(4) Pursuant to an action of the Compensation Committee of the Board of Directors, Mr. Goldstein received options to purchase 200,000 shares of the Company s common stock. The options are priced at $4.65 and are fully vested; however, the market price of the underlying securities was less than the exercise price as of September 29, 1997.

Employment Agreement.

In August 1995, the Company entered into an employment agreement with Louis Goldstein. Pursuant to the agreement, Mr. Goldstein received a base annual salary of $175,000 in the first year and $200,000 in the second year of the agreement, subject to increase in each successive year of the contract term at the discretion of the Compensation Committee of the Board of Directors. In addition, the contract provides that Mr. Goldstein is entitled to receive a benefit allowance in the amount of 10% of Mr. Goldstein s base salary per year. The agreement was modified in May 1997 by action of the Compensation Committee to provide for reimbursement of personal expenses incurred by Mr. Goldstein in connection with his travel schedule. The agreement is for a period of five years and is automatically renewable for additional one year terms unless prior notice is given not less than 90 days prior to the end of the initial term or any succeeding year. The agreement also subjects Mr. Goldstein to non-competition provisions.

Stock Option Plan.

The Company adopted a Stock Option Plan in August, 1995. The plan is administered by the Board of Directors through its Compensation Committee. In January 1997 the Company s shareholders approved an amendment to the plan to increase, by 1,500,000, the aggregate number of shares of Common Stock available for which options may be granted. Pursuant to the plan, options to acquire an aggregate of 1,764,375 shares of Common Stock may be granted, 220,000 of which have been granted to date, at exercise prices ranging from $4.65(200,000 options) to $5.88 (20,000 options). The plan provides for grants to employees, consultants and directors of the Company.

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

Indemnification of Officers and Directors.

The Articles of Incorporation and Bylaws of the Company provide for indemnification of each director and officer or former director or officer or any person who may have served at the request of the Company as a director or officer of another corporation in which the Company owns shares of capital stock or is a creditor. The Company will indemnify against reasonable costs and expenses incurred in connection with any action, suit or proceeding to which any of the individuals described herein were made a party by reason of his/her or their being or having been such a director or officer, unless such director has been adjudicated to have been liable for negligence or misconduct in his or her corporate duties. As of the date of this filing, the Company is unaware of any existing, threatened or pending litigation involving a former or current director that will require the indemnification of the Company.

N o t withstanding the foregoing indemnification provisions of the Company s Articles of Incorporation and Bylaws, the Company has been informed that, in the opinion of the Commission, indemnification for liabilities arising under the Securities Act is against public policy and is, therefore, unenforceable.

Item 11. S e c u r ity Ownership of Certain Beneficial Owners and Management.

The following tables set forth, as of the date of this filing, certain information with respect to stock ownership of (i) all persons known by the Company to be beneficial owners of 5% or more of its outstanding shares of Common Stock, Warrants and/or options; (ii) all directors and officers individually and as a group, together with their respective percentage ownership of such shares.

Name                             Shares Owned         Percentage Owned
Robertson Stephens & Co., Inc.(1)       770,035               20.3%(3)
Herbard, Ltd. (2)                       217,000                5.7%(3)

(1) The address for Robertson Stephens & Co., Inc. is 555 California Street, Suite 2600, San Francisco, CA 94104.
(2) The address for Herbard, Ltd. Is P.O. Box 438, Road Town Tortola British Virgin Islands, Tortola, D9.
(3) Based on fully diluted, weighted average number of shares at June 30, 1997. Includes Common Stock and Warrants. This information is taken from various filings and, to the best of management s knowledge, is correct as of September 25, 1997.

Name                                 Shares     Options  Percentage Owned
Louis Goldstein (1)                  962,500    200,000         31.9%(2)
Joel Davis (1)                             -     10,000           .2%(2)
Sharon Harder (1)                          -          -            -
Dr. Michael Morgenstern (1)                -          -            -
Steven Venit (1)                           -          -            -
Officers and Directors as a Group    962,500    210,000         32.1%(2)

(1) The address for the named individual is 223 West Jackson Blvd., Chicago, IL 60606.
(2) Based on fully diluted, weighted average number of shares at June 30, 1997. Mr. Goldstein s percentage of common shares actually issued and outstanding at June 30, 1997 is approximately 51%.

Item 12.  Certain Relationships and Related Transactions.

In connection with the formation of the Company, on August 7, 1995, the Company issued to Louis Goldstein 962,500 shares of Common Stock in exchange for 2,750 shares of common stock of Help at Home, Inc., an Illinois corporation (Help at Home, IL). Mr. Goldstein was awarded 200,000 options to purchase shares of the Company s common stock in April 1997. The options are exercisable at a price of $4.65 per share.

In 1992, 1993 and 1994 Help Illinois loaned to Mr. Goldstein $135,470, $101,135 and $92,721, respectively. The loans bear interest at nine percent per year and are due on July 31, 1998. The balance of such loans at June 30, 1997 was approximately $122,000. The balance of the shareholder loan decreased by approximately $6,000 during the year.

During 1997, the Company paid an aggregate of approximately $27,000 (including accrued fees from a prior year) to Steven Venit, a director, for certain routine legal services.

The Company, acting as a subcontractor, billed $112,000 and $183,000 in service fees for 1997 and 1996, respectively, to a not-for-profit organization in which Mr. Goldstein is an officer.

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

Item 13.  Exhibits and Reports on Form 8-K.

(a) Except as otherwise noted, the Exhibit listed below has previously been filed as an exhibit to the Company s Registration Statement on Form SB-2 Registration No.33-97034 (the Registration Statement) and/or the Post Effective Amendment No. 1 thereto (the Amendment), and is incorporated herein by reference.

3.1 Articles of Incorporation of Help at Home of Evanston, Inc., an Illinois corporation, dated February 27,1975 as amended on June 17,1982 changing its name to Help at Home, Inc.
3.2 Certificate of Incorporation of Help at Home, Inc., a Delaware corporation, dated August 7, 1995.
3.3 Certificate of Incorporation of Lakeside Home Health Agency, Inc., a Missouri corporation, dated April 20, 1993.
3.4 Certificate of Incorporation of Rosewood Home Health, Inc., an Illinois corporation, dated March 4, 1994.
3.5 Certificate of Incorporation of HASC Staffing Services, Inc., a Mississippi corporation, dated March 23,1986.
3.6 Certificate of Incorporation of Homemakers of Montgomery, Inc., an Alabama corporation, dated March 27, 1985.
3.7 Certificate of Incorporation of Statewide Healthcare Services, Inc.,a Mississippi corporation, dated January 10, 1974.
3.8  Help at Home, Inc. Bylaws.
4.1  Specimen Common Stock Certificate.
4.2  Specimen Redeemable Common Stock Purchase Warrant.
4.3  Form of Warrant Agreement.
4.4  Form of Underwriter s Warrant.
10.1 Employment Agreement with Louis Goldstein.
10.2 Form of contract with the Illinois Department on Aging.
10.3 1995 Stock Option Plan.
11.1 Computation of Earnings Per Share.*
21.1 Subsidiaries.
27.1 Financial Data Schedule.
*    Filed as an Exhibit hereto.

(b)  Reports filed on or in conjunction with Form 8-K.

There were no reports filed on Form 8-K during fiscal 1997.

                              SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated September 30, 1996           HELP AT HOME, INC.


                              By:_______________________________
                                 /s/ Louis Goldstein
                                 Chairman and Chief Executive Officer

                              By:_______________________________
                                 /s/ Sharon S. Harder
                                 Chief Financial Officer

                              By:_______________________________
                                 /s/ Joel Davis
                                 Chief Operating Officer

                              By:_______________________________
                                 /s/ Steven L. Venit
                                 Director

                              By:_______________________________
                                 /s/ Dr. Michael J. Morgenstern
                                 Director

                    HELP AT HOME, INC. AND SUBSIDIARIES

                     INDEPENDENT ACCOUNTANTS  REPORT

                            TABLE OF CONTENTS




Report of Independent Accountants . . . . . . . . . . . . . . . . 26

Consolidated Financial Statements

     Consolidated Balance Sheets. . . . . . . . . . . . . . . . . 27

     Consolidated Statements of Operations. . . . . . . . . . . . 28

     Consolidated Statements of Stockholders  Equity. . . . . . . 29

     Consolidated Statements of Cash Flows. . . . . . . . . . . . 30

Notes to Consolidated Financial Statements. . . . . . . . . . . . 31

                    REPORT OF INDEPENDENT ACCOUNTANTS





Board of Directors
Help At Home, Inc.
Chicago,  Illinois



We have audited the consolidated balance sheets of Help at Home, Inc. and its subsidiaries (collectively, the Company ) as of June 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders equity and cash flows for the years then ended. These c o nsolidated financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted accounting standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Help at Home, Inc. and its subsidiaries as of June 30, 1997 and 1996, and their consolidated results of operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                                  Coopers & Lybrand, LLP




Chicago,  Illinois
September 29, 1997

                   HELP AT HOME, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets
                                          June 30,1997   June 30,1996
                                 Assets
Current Assets:
  Cash and cash equivalents                  $  870,634    $2,734,705
  Accounts receivable (net of allowance
   for doubtful accounts of $167,000
   and $131,000 respectively)                 5,055,469     3,002,415
  Prepaid expenses and other                    154,774       168,053
  Federal income tax receivable                 281,052
  Deferred income taxes -- current              119,000
                                              ----------    ----------
          Total Current Assets                6,480,929     5,905,173
 Furniture and equipment, net                   474,979       309,017
 Due from officer                               121,564       128,007
 Restricted cash                                              149,200
 Goodwill (net of amortization of
    $154,000 and $23,000 respectively)        2,401,816     2,586,857
 Other assets                                    88,275        94,025
                                             ----------     ---------
     Total Assets                            $9,567,563    $9,172,279
                                             ==========    ==========
                               Liabilities

Current Liabilities:
  Accounts payable                           $  685,466   $  279,654
  Accrued expenses                            1,142,735      659,072
  Due to third-party payors                     239,436       99,244
  Current maturities of long-term debt        1,290,485      585,417
  Current income taxes payable                  151,337      644,000
  Deferred income taxes - current               146,000      146,000
                                             ----------     ---------
     Total Current Liabilities                3,655,459    2,413,387
Deferred income taxes - noncurrent              242,000      383,000
Long-term debt, less current portion            162,475      389,073
                                             ----------     ---------
          Total Liabilities                   4,059,934    3,185,460

                          Stockholders  Equity

Preferred stock, par value $.01 per share;
  1,000,000 shares authorized, none outstanding
Common stock, par value $.02 per share;
  14,000,000 shares authorized, 1,869,375
  issued and outstanding                        37,388       37,388
Additional paid in capital                   3,694,406    3,694,406
Retained earnings                            1,775,835    2,255,025
                                            ----------   ----------
          Total Stockholders  Equity         5,507,629    5,986,819
                                            ----------   ----------
Total Liabilities and Stockholders  Equity  $9,567,563   $9,172,279
                                            ==========   ==========

    The accompanying notes to these consolidated financial statements are an integral part hereof.




                   HELP AT HOME, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
               For the Years Ended June 30, 1997 and 1996
                                      1997           1996


Revenues                                $22,213,119    $11,885,712

Direct costs of services                 14,636,643      8,204,259
                                        -----------    -----------
Gross margin                              7,576,476      3,681,453

Selling, general and
   administrative expense                 8,024,564      2,525,442
                                        -----------    -----------
(Loss) income from operations              (448,088)     1,156,011

Interest income                              71,898        130,834
                                        -----------    -----------
(Loss) income before income taxes          (376,190)     1,286,845

Provision for income taxes                  103,000        568,000
                                        -----------    -----------
Net (loss) income                       $  (479,190)   $   718,845
                                        ===========    ===========


Earnings per common share:
     Primary                            $      (.26)   $       .48
     Fully diluted                      $      (.01)   $       .41
Weighted average number
  of common shares:
     Unadjusted                           1,869,375      1,503,391
     Fully diluted                        3,649,375      2,243,227

   The accompanying notes to these consolidated financial statements are an integral part hereof.

                   HELP AT HOME, INC. AND SUBSIDIARIES
       Consolidated Statements of Changes in Stockholders  Equity
               For the Years Ended June 30, 1997 and 1996
                                               1997        1996
Common Stock Shares:
  Balance, beginning of year                  1,869,375   1,050,000
  Stock issued                                              819,375
                                             ----------   ---------
  Balance, end of year                        1,869,375   1,869,375
                                             ==========   =========

Common Stock:
  Balance, beginning of year                 $   37,388  $   21,000
  Stock issued                                               16,388
                                             ----------  ----------
  Balance, end of year                       $   37,388  $   37,388
                                             ========== ===========

Additional Paid in Capital:
  Balance, beginning of year                 $3,694,406
  Stock issued                                           $3,694,406
                                             ----------  ----------
  Balance, end of year                       $3,694,406  $3,694,406
                                             ========== ===========

Retained Earnings:
  Balance, beginning of year                 $2,255,025  $1,536,180
  Net (loss) income for year ended
     June 30                                   (479,190)    718,845
                                             ----------  ----------
  Balance, end of year                       $1,775,835  $2,255,025
                                             ========== ===========

    The accompanying notes to these consolidated financial statements are an integral part hereof.

                   HELP AT HOME, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
               For the Years Ended June 30, 1997 and 1996
                                           1997         1996
Cash flows from operating activities:
  Net (loss) income                          $  (479,190) $   718,845
  Noncash changes in net (loss) income:
     Depreciation                                136,648       93,551
     Amortization                                159,060       23,434
     Loss on sale of fixed assets                  3,880
     Write-off of impaired goodwill              235,972
     Deferred tax benefit                       (260,000)     (99,000)
  Changes in:
     Accounts receivable                      (2,016,192)     228,927
     Prepaid expenses and other                   13,280      (69,251)
     Accounts payable                            403,269       33,295
     Other current liabilities                   463,632     (138,611)
     Due to third-party payors                   140,192       99,244
     Current income taxes                       (773,715)     644,000
Net cash (used in) provided by operating
  activities                                  (1,973,164)   1,534,434

Cash flows from investing activities:
  Acquisition of property                       (329,962)    (133,399)
  Proceeds from sale of property                               45,000
  Acquisition of subsidiaries                   (161,125)  (2,172,564)
  Decrease in due from officer                     6,443       15,113
  Other                                          154,950     (179,580)
Net cash used in investing activities           (329,694)  (2,425,430)

Cash flows from financing activities:
  Proceeds from long-term debt                 1,231,855
  Proceeds from common stock issued                         5,162,068
  Financing costs for common stock issued                  (1,451,274)
  Repayment of long-term debt                   (793,068)    (110,087)
Net cash provided by financing activities        438,787    3,600,707

NET (DECREASE) INCREASE IN CASH               (1,864,071)   2,734,705

Cash and cash equivalents:

  Beginning of year                            2,734,705       24,994
  End of year                                $   870,634  $ 2,709,705
                                             ===========   ==========
Supplemental disclosure of cash flow information:
  Cash payments for:
     Income taxes                            $   934,068  $    81,435
     Interest                                     32,369       10,645
Supplemental disclosures of non-cash investing and financing activities:
  Execution of capital leases                             $    61,300
  Assumption of debt                                          582,000
  Transfer of leased vehicle for assumption
     of lease obligation                     $    31,008

     The accompanying notes to these consolidated financial statements are an integral part hereof.

                             HELP AT HOME, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1997 AND 1996


Note 1 - Organization and Business

Help at Home, Inc., a Delaware corporation ("Help (Delaware)" or the "Company"), was incorporated on August 7, 1995. In connection with the formation of the Company, 2,100,000 shares of Common Stock were issued to the shareholders of Help at Home, Inc., an Illinois corporation ("Help (Illinois)") in exchange for all the common stock of Help (Illinois). In November 1995, the Company effected a one-for-two reverse stock split. The accompanying financial statements give retroactive effect to this reverse stock split.

The consolidated financial statements presented include the accounts of Help (Delaware) and its wholly owned subsidiaries: Help (Illinois), Rosewood Home Health, Inc. ("Rosewood"), Lakeside Home Health Agency, Inc., a Missouri corporation ("Lakeside (Missouri)"), the Oxford group (see Note
3), Lakeside Home Health Agency, Inc., an Illinois corporation ( Lakeside (Illinois) ), Preferred Nursing Care ( Preferred ) and HAH Aviation ( Aviation ).

The Company, through its Help (Illinois) subsidiary, provides homemaker and general housekeeping services to elderly and disabled persons within their homes in the mid-west region of the United States. The vast majority of clients are obtained and served through 15 regional contracts with various state and municipal agencies. In addition, the Company provides homemaker and respite services to elderly and disabled persons in Alabama under the terms of 16 contracts with various state and regional area agencies on aging. These agencies receive their funding from the Alabama Medicaid Waiver block grants.

T h e Company, through its Lakeside (Missouri), Lakeside (Illinois), Rosewood, Oxford and Preferred subsidiaries, provides in-house skilled nursing services. Lakeside (Missouri) and Rosewood operate in the metropolitan St. Louis area; Oxford and Preferred operate in the south central United States; Lakeside (Illinois) operates in the Chicagoland area. Lakeside (Missouri), Lakeside (Illinois), Rosewood and Homemakers of Montgomery, Inc. ( Homemakers , part of the Oxford group) are certified in their respective states to receive Medicare reimbursement.

Note 2 - Summary of Significant Accounting Policies

[1]  Principles of Consolidation

The  consolidated  financial statements include the accounts of the Company
and  all  wholly  owned  subsidiaries.    All intercompany transactions and
balances have been eliminated in consolidation.

[2]  Revenue recognition

The  Company  has  agreements  with  third-party  payors  that  provide for payments to the Company at amounts different from its established rates. Payment arrangements include reimbursed costs, discounted charges and per diem payments. Revenue is reported at the estimated net realizable amounts from clients, third-party payors and others for services rendered. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided in the period the related services are rendered. Differences between the estimated amounts accrued and interim and final settlements are reported in operations in the year of settlement.

[3]  Goodwill

Goodwill has been recognized for the excess of the purchase price paid over the fair value of the net assets acquired and is being amortized on a straight-line basis over periods of ten to twenty years (see Note 3). M a nagement calculates expected undiscounted future cash flows from operations to evaluate recoverability whenever events or changes in circumstances indicate a possible impairment.

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

   Software                                            3 years
   Computers, autos, office and medical equipment      5 years
   Furniture and fixtures                              7 years
   Aircraft                                           10 years
   Leasehold improvements                           Lease term

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

[8]  Income Taxes

Deferred taxes are recognized for the temporary differences between the bases of assets and liabilities for financial and tax reporting purposes. Deferred income taxes are provided for certain transactions which are reported in different periods for financial reporting than for income taxes. Such differences relate primarily to the previous reporting of income and expenses of Help (Illinois) on the cash basis of accounting for income tax purposes and on the accrual method of accounting for financial reporting purposes.

The Company was required to change to the accrual method for reporting its income for tax reporting purposes for years ending June 30, 1997 and thereafter. Such change requires that the Company include in its taxable income, starting with the year ended June 30, 1997, the cumulative difference between the cash and accrual methods, as of June 30, 1996, over a period not to exceed four years. This change is not expected to have a material effect on net income or earnings per share.

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

[10] Reclassifications

Certain prior year balances have been reclassified to conform with the current year financial statement presentation.

Note 3 - Acquisitions

On July 21, 1995, Help (Illinois) purchased all the stock of Lakeside (Missouri) for $100,000. Goodwill in the amount of $66,000 was recognized based on an allocation of cost to the fair value of the assets acquired. The goodwill was being amortized on a straight-line basis over a ten year period. During fiscal year 1997, management determined there was an impairment of this goodwill due to the continuing decline of operating results and the excess of direct costs over reimbursable limits and, as a result, wrote off remaining net goodwill of $40,000. The write-off of goodwill is included in Administrative Expenses.

On January 30, 1996, the Company purchased all of the stock of Rosewood for $20,000. The Company recognized goodwill in the amount of $171,000 based on an allocation of cost to the fair value of the assets acquired. The goodwill is being amortized over a ten year period.

On May 31, 1996, the Company purchased all of the stock of Statewide Healthcare Services, Inc. ( Statewide ), Homemakers, and HASC Staffing Systems, Inc. ( HASC ), collectively referred to as the Oxford group, for $2,150,000. The agreement allows for the purchase price to be adjusted based on book value of Oxford's consolidated assets on the purchase date. The Company recognized goodwill in the amount of $2,384,000 based on an allocation of cost to the fair value of the assets acquired. The goodwill is being amortized over a twenty year period. The following table presents proforma results of operations had the Oxford group acquisition occurred at July 1, 1995:

                                      For the year ended
                                          June 30, 1996
   Revenues                                  $ 16,829,784
   Other income                                   127,262
   Cost of sales                              (10,549,639)
   Operating expenses                          (5,093,087)
   Income before income taxes                   1,314,320
   Income tax expense                            (578,990)
                                             ------------
   Net income                                $    735,330
                                             ============

In  May,  1996,  the  Company  entered into an agreement to acquire certain
a s sets of a home health care provider. The purchase price was approximately $149,000, which was placed in escrow. The agreement was terminated during fiscal 1997 and the escrow funds were returned to the Company.

On October 1, 1996, the Company purchased all the stock of Preferred for $175,012. The Company recognized goodwill in the amount of $210,000 based on an allocation of cost to the fair value of the assets acquired. The goodwill was being amortized on a straight-line basis over a ten year period. During fiscal year 1997, management determined there was an impairment of this goodwill due to a continuing decline in the operating results of Preferred and, as a result, wrote off remaining net goodwill of $196,000. The write-off of goodwill is included in Administrative Expenses.

The results of operations of these acquisitions, all of which were accounted for using the purchase method, are reported in the consolidated results of operations from the date of acquisition.

Note 4 - Concentrations of Risk

The Company grants credit without collateral to its clients, most of whom are local residents and are covered under third-party payor agreements. The mix of receivables from patients and third-party payors at June 30, 1997 and 1996, was as follows:

                                            June 30
                                      1997           1996
     IDOA                              32%            41%
     Alabama Medicaid waiver           10
     Medicare                          19             13
     Medicaid                          13              3
     Other third-party payors          17             31
     Clients                            9             12
                                   -------        -------
                                      100%           100%
                                   =======        =======

Medicare and Medicaid programs are highly regulated and subject to budgetary, statutory and other constraints. In recent years, several proposals have been introduced in Congress which could limit the growth of federal spending under Medicare and Medicaid programs; however no specific proposals are pending that would, in management's opinion, materially change Medicare or Medicaid reimbursement to the Company in the foreseeable future.

Note 5 - Property and Equipment

Property and equipment consists of the following:

                                                June 30
                                          1997           1996
Furniture and fixtures                 $ 272,892       $  87,508
Office, computer and medical equipment   414,710         315,944
Autos                                     30,593          73,088
Aircraft                                 216,478
                                       ---------       ---------
                                         934,673         476,540
Less accumulated depreciation           (459,694)       (167,523)
                                       ---------       ---------
                                       $ 474,979       $ 309,017
                                       =========       =========

The total amount of equipment recorded under capitalized leases included above was $102,600 and $61,300 at June 30, 1997 and 1996, respectively. Accumulated amortization on capital leases was $70,800 and $37,700 at June 30, 1997 and 1996, respectively.

Note 6 - Accrued Expenses

Accrued expenses consist of the following

                                                June 30
                                            1997          1996
Accrued wages                           $  541,998     $ 339,664
Accrued workers  compensation premium      225,058        40,237
Payroll taxes accrued and withheld         231,658       108,198
Other                                      144,021       170,973
                                        -----------    ---------
                                        $1,142,735     $ 659,072

                                                ==========     =========
Note 7 - Income Taxes

The provision for federal and state income taxes consists of the following:

                                           Year ended June 30
                                            1997         1996
Current:
     Federal                              $320,000      $563,000
     State                                  43,000       104,000
Deferred:
     Federal                              (221,000)      (94,000)
     State                                 (39,000)        5,000)
                                          --------       -------
                                          $103,000      $568,000
                                          ========      ========

A reconciliation of income tax expense with federal income taxes at the statutory rate follows:

                                                 Year ended June 30
                                                   1997         1996
Federal income taxes at the statutory rate       (34.0%)        34.0%
Increase (Decrease) in taxes resulting from:
     State income tax, net of federal benefit     (5.5)          6.1
     Nondeductible items                           3.4           1.6
     Amortization of nondeductible goodwill       42.8
     Other                                        25.9           2.4
                                                  ----          ----
Income tax expense provided                       32.6%         44.1%
                                                  ====          ====

The income tax effects of temporary differences that give rise to the net deferred tax liability are as follows:

                                                1997        1996
Current deferred tax liabilities (assets):
     Cash to accrual basis adjustment         $146,000      $146,000
     Other liabilities (assets)                119,000
                                              --------      --------
                                               (27,000)      146,000
Noncurrent deferred tax liabilities (assets):
     Cash to accrual basis adjustment          292,000       438,000
     Jobs tax credit carryforward              (55,000)      (55,000)
     Depreciation                                5,000
                                             ---------      --------
     Noncurrent deferred tax liabilities       242,000       383,000
                                             ---------      --------
     Net deferred tax liability               $269,000      $529,000
                                              ========      ========

The Company has job tax credits of approximately $55,000 at June 30, 1997. These job credits expire in 2008. It is management s judgment that there will more likely than not be sufficient future taxable income to absorb these credits, therefore, no valuation allowance has been estimated as of June 30, 1997.

Note 8 - Long Term Debt

The following schedule details long-term debt outstanding as of June 30:

                                                 1997         1996
     A revolving loan due August 5, 1997,
     in the aggregate principal amount
     of $1,000,000.  Interest is payable
     monthly at the prime rate.  Loan        $  900,000    $
     is unsecured. (See Note 16).

     A note due January 2, 1998, used
     to finance the purchase of the
     Oxford group (see Note 3).
     Interest is payable quarterly at
     the prime rate plus 1%.                    325,000       325,000

     An installment note due February 13,
     2002, used to finance the purchase
     of an airplane.  Interest is payable
     monthly at the prime rate.  Note is        182,000
     secured by the airplane.

     Notes secured by Company automobiles
     and various capital leases for office
     and computer equipment (see Note 5).
     The notes are payable in equal monthly
     installments and bear interest at
     various rates between 9% and 18%.           45,960       100,667

     Revolving credit note payable secured
     by accounts receivable of two of the
     Company s subsidiaries.  Interest
     incurred at 10%.                                         320,000

     Note payable due May 1997 collateralized
     by the cash balances and commercial
     paper of two of the Company s sub-
     sidiaries.  Interest incurred at 8.5%.                   228,823
                                               --------     ---------
          Total long-term debt               $1,452,960    $  974,490

          Less current portion                1,290,485       585,417
                                             ----------     ---------
          Noncurrent  portion of long-
               term debt                     $  162,475    $  389,073
                                             ==========     =========

The repayment schedule for long term debt as of June 30, 1997 is as follows:

                                                          Amount due
                                             1998         $1,290,485
                                             1999             55,681
                                             2000             41,794
                                             2001             39,000
                                             2002             26,000

Interest expense included in the results of operations for the years ended June 30, 1997 and 1996, respectively was $78,022 and $10,645.

The Company, as of June 30, 1997, was in technical default relative to one of two financial ratios enumerated in the loan agreement for its secured bank debt of $900,000. The loan agreement required that the Company s current ratio be maintained at a level of at least 2:1. As of June 30, 1997 the current ratio was 1.8:1. The Company has received a waiver of this default (see Note 16).

Note 9 - Commitments and Contingencies

[1]  Leases

The Company has operating lease commitments for office space and equipment which have various expirations through 2002 (See Note 8 for capital lease information). Operating leases for office space include escalation clauses for increases in real estate taxes and certain operating expenses. Future minimum lease payments under operating leases as of June 30, 1997 are as follows:

     Year Ending June 30,
          1998                               $  464,731
          1999                                  351,703
          2000                                  252,698
          2001                                  132,790
          2002                                    6,640
                                             ----------
                                             $1,208,562
                                             ==========

Rental expense under operating leases was $585,000 and $175,000 for the years ended June 30, 1997 and 1996, respectively.

[2]  Litigation

The Company has been named in several legal proceedings in connection with matters that arose during the normal course of its business and related to certain acquisitions. While the ultimate result of the litigation or claims cannot be determined, it is management's opinion, based upon information it presently possesses, that it has adequately provided for losses that may be incurred related to these claims. It is management s opinion that losses, if any, in excess of amounts provided for in the financial statements will not have a material effect on the Company.

Note 10 - Major Customer

Fees billed to one major customer, the Illinois Department on Aging ( IDOA ), accounted for $11,532,000 (52%) and $8,674,000 (73%)of total revenues for the years ended June 30, 1997 and 1996, respectively The amounts due under such contracts totaled $1,667,000 and $1,281,000 at June 30, 1997 and 1996, respectively.

The Company is subject to the IDOA s requirement whereby 73% of the total service fees received from the department must be expended on direct service worker costs, as defined. As a participant with the IDOA, the Company is subject to an audit of its systems and procedures to determine whether the Company is in compliance with the rules and regulations of the contract. As of June 30, 1997, management believes the Company is in compliance with the contract. Should the Company be unable to maintain its compliance in this regard, the contractual arrangement could be subject to immediate termination.

Note 11 - Related Party Transactions

Approximately 54% of the Company s stock is held by Company officers or directors.

The Company has a loan outstanding to its majority shareholder in the amount of $121,564 and $128,007, including accrued interest thereon, as of June 30, 1997 and 1996 respectively. The loan bears interest at 9% per year. The principal plus accrued interest is due on July 31, 1998.

The Company entered into an employment agreement with the Chairman/Chief Executive Officer, a major stockholder, effective in December, 1995. Pursuant to the agreement, the stockholder s base salary for years one and two of the contract are set and subsequent years increases are at the discretion of the Compensation Committee of the Board of Directors. In addition, the stockholder is entitled to receive a benefit allowance equal to 10% of the stockholder s base salary per year. The agreement is for a period of five years and is automatically renewable for additional one year terms unless prior notice is given not less than 90 days prior to the end of the initial term or any succeeding year. The agreement also subjects the stockholder to non-competition provisions. In May, 1997, this employment agreement was modified to include the reimbursement of certain personal expenses incurred by the Chairman due to his continuous travel on the Company s behalf. Total compensation under this contract for the years ended June 30, 1997 and 1996 totaled $294,773 and $192,611 respectively.

In April, 1997, the Chairman was granted 200,000 incentive stock options at an option price of $4.95. (See Note 12).

The Company, acting as a subcontractor, billed $112,000 and $183,000 in service fees for the years ended June 30, 1997 and 1996, respectively, to a not-for-profit organization in which the majority stockholder is an officer. The amounts due from this organization were $34,000 and $119,000 at June 30, 1997 and 1996, respectively. The organization is provided certain space in the Company's leased facilities without charge.

A director of Help (Illinois) received payments totaling $73,000 and $20,400 for the years ended June 30, 1997 and 1996, respectively, for the provision of consulting services related to Medicare cost reimbursement and due diligence for potential acquisitions to the Company.

A director of the Company received payments totaling $27,700 and $19,300 for the years ended June 30, 1997 and 1996, respectively, for the provision of legal services to the Company.

Note 12 - Stock Options

In October 1995, the Financial Accounting Standards Board ( FASB ) issued Statement on Financial Accounting Standards No. 123, Accounting for Stock Based Compensation. SFAS No. 123 was effective for the Company s 1996 fiscal year. SFAS No. 123 introduced a preferable fair value based method of accounting for stock-based compensation. SFAS No. 123 encourages, but does not require, companies to recognize compensation for grants of stock, stock options, and other equity instruments to employees based on the new fair value accounting rules. The Company intends to continue applying the existing accounting rules contained in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and disclose net income and earnings per share on a pro forma basis, based on the new fair value methodology.

In  August  1995,  the  Company  adopted  the  1995  Stock Option Plan (the
Plan  ).   Under the Plan, incentive stock options and nonqualified stock options may be granted, at the discretion of the Board, to purchase up to 264,375 shares of the Company common stock through the year 2005. In January, 1997, the shareholders approved an increase of 1,500,000 shares to the number of options available for which options may be granted.

Incentive stock options are to be granted at a price not less than the fair market value of the Company's Common Stock at the date of the grant. The exercise price may not be less than 110% of the fair market value of the Company's Common Stock at the date of the grant if the shareholder owns 10% or more of the Company's outstanding stock. Options may be granted to employees, consultants, and directors of the Company and must be exercised within ten years of the date of the grant. Incentive options for a total of 200,000 shares were granted to the Chairman, the majority shareholder, at a price of $4.95 per share in April, 1997. Incentive options for a total of 20,000 shares were granted at a price of $6.875 per share to two employees in April, 1996. No compensation expense has been recognized, nor would any compensation expense be recognized under the requirements of SFAS No. 123, as the exercise prices of all outstanding options do not exceed the fair market value of the stock.

Nonqualified stock options are exercised at a price to be determined by the Board of Directors for a period of ten years after the grant date. No nonqualified options have been granted under the Plan.

Note 13 - Stock Warrants Outstanding

The Company has 1,638,750 issued and outstanding stock purchase warrants as of June 30, 1997. Each warrant entitles the holder to purchase one share of Common Stock at an exercise price of $6.00 per share at any time until December 4, 2000. The exercise price of the warrants is subject to adjustment in certain events pursuant to the anti-dilution provisions thereof. The warrants are redeemable, in whole or in part, at a price of $.10 per warrant commencing December 5, 1996, or sooner, with the sole consent of the lead underwriter, provided that (a) the Company gives 30 days prior written notice to the registered holders of the warrants, and
(b) the closing high bid price or sale price per share of the Common Stock (if the Common Stock is then traded on NASDAQ or a national securities exchange) for a period of 10 consecutive trading days, ending on the third business day prior to the date of any redemption notice, equals or exceeds at least $9.00. The warrants shall be exercisable until the close of the business day preceding the date fixed for redemption.

The Company has also issued to the underwriters, for nominal consideration, the Underwriters' Warrant to purchase from the Company up to 71,250 Units. The Underwriters' Warrant is exercisable at a price of $10.08 per Unit for a period of four years commencing December 5, 1996. These Units will consist of one share of Common Stock and two redeemable common stock purchase warrants. Each warrant entitles the holder to purchase one share of Common Stock under terms identical to the warrants described in the preceding paragraph.

Note 14 - Reportable Segments

In June 1997, the FASB issued Statements on Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management has elected the early adoption of this pronouncement.

SFAS No. 131 requires that public enterprises report certain information about reporting segments in financial statements. It also requires the disclosure of certain information regarding services provided, geographic areas of operation and major customers.

Management has elected to identify the Company s reportable segments based on geographic areas (states): Alabama, Illinois, Missouri and Mississippi. Revenues in all four segments are derived from the provision of both skilled nursing services and unskilled homemaker/respite services.

Information related to the Company s reportable segments is as follows (in thousands):

               Alabama   Illinois  Missouri  Mississippi       Total
Revenues        $5,305    $14,133  $   425     $ 2,350       $22,213

  Direct costs  3,381       9,445      251         1,559      14,636

  Gross margin  1,924       4,688      174         791         7,577

  Operating
     expenses   2,542       2,658      261         735         6,196
               ------    --------  -------     -------       -------
  Operating
     inc(loss) $ (618)    $ 2,030  $   (87)    $    56       $ 1,381
               ======     =======  =======     =======       =======
  Total assets $2,928     $ 3,772  $   298     $ 1,628       $ 8,626
               ======     =======  =======     =======       =======

A reconciliation of the segments operating income to the consolidated net loss is as follows (in thousands):

     Segments  operating income                 $1,381
     Less:
          Income tax expense                       103
          Corporate overhead expense             1,757
                                                ------
     Consolidated net loss                      $ (479)
                                                ======

A reconciliation of the segments net assets to consolidated net assets is as follows (in thousands):

     Segments  total assets                     $8,626

     Plus:
          Corporate/support entities
             total assets                          942
                                                ------
     Consolidated total assets                  $9,568
                                                ======

Note 15 - Recently Issued Accounting Standard

In February, 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, Earnings per Share ( SFAS 128"). SFAS 128 changes the computational guidelines for earnings per share information and is effective for both interim and annual reporting periods ending after December 15, 1997. Earlier application is not permitted. SFAS 128 will eliminate the presentation of primary earnings per share and replace it with basic earnings per share. Basic earnings per share differs from primary earnings per share because common stock equivalents are not considered in computing basic earnings per share. Fully diluted earnings per share will be replaced with diluted earnings per share. Diluted earnings per share is similar to fully diluted earnings per share, except in determining the number of dilutive shares outstanding for options and warrants, the proceeds that would be received upon the conversion of all dilutive options and warrants are assumed to be used to repurchase the Company s common shares at the average market price of such stock during the period. For fully diluted earnings per share, the higher of the average market price or ending market price is used.

Note 16 - Subsequent Events

In August 1997, the due date of the revolving loan originally payable on August 5, 1997 was extended for 60 days. The lender, in connection with the extension of the loan s due date, took a security interest in the assets and capital stock of Help (Illinois). On September 29, 1997 the Company received a commitment from the lender to further extend the due date of the loan to September 30, 1998. The loan covenant regarding maintenance of the Company s current ratio was also amended to require a current ratio of 1.75:1.

In August 1997, Lakeside (Illinois) was certified as a Medicare provider.

                           HELP AT HOME, INC.
                    Computation of Earnings Per Share


                              Schedule 11.1

                                        1997                1996
                                        ----                ----
Net (loss) income [A]               $ (479,190)          $  718,845
Interest adjustment                    454,241              211,532
                                      --------             --------
Adjusted net (loss) income [B]         (24,949)             930,377
                                      ========             ========
Weighted average number of shares
   of Common Stock outstanding[C]    1,869,375            1,503,391
Weighted average number of Common
   Stock Equivalents outstanding (1) 1,780,000              739,836
                                     ---------            ---------
Weighted average number of shares
   for fully diluted computation [D] 3,649,375            2,243,277
                                     =========            =========
Net (loss) income per share:
   Primary (unadjusted) [A/C]       $     (.26)         $       .48
   Fully diluted [B/D]              $     (.01)         $       .41
----------------------

(1) Unexercised Warrants and/or options issued in connection with the Company s initial public offering and awards of compensatory stock options as of June 30, 1997 and 1996, on a weighted average basis. Total Warrants issued in connection with the Company s initial public offering are 1,710,000, including 71,250 Underwriters Warrants.