Form 10QSB
period 1997-09-30
HELP AT HOME INC
filed 1997-11-17
CIK 1001109

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-QSB

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1997
                      Commission File No. 033-97034


                           HELP AT HOME, INC.

DELAWARE                                           36-4033986
(State or other jurisdiction of                 (IRS Employer
incorporation or organization)          Identification Number)

223 W. Jackson Blvd., Suite 500
Chicago, IL                                              60606
(Address of principal executive offices)             (Zip Code)

                              (312)663-4244
            (Issuer's telephone number, including area code)

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

  Common Stock, par value $.02 per share, 1,869,375 shares outstanding as of November 5, 1997.

Transitional Small Business Disclosure Format: Yes      No   X

                           Help at Home, Inc.

                                  Index

PART I.   FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          Consolidated Balance Sheets at
          June 30, 1997 and September 30, 1997                   1

          Consolidated Statements of Income
          for the three month periods ended
          September 30, 1996 and 1997                            2

          Consolidated Statements of Cash Flows
          for the three month periods ended
          September 30, 1996 and 1997                            3

          Notes to the Consolidated Financial Statements         4

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS          5

PART II:  OTHER INFORMATION                                     14


ITEM 1    LEGAL PROCEEDINGS                                     14

ITEM 2    CHANGES IN THE RIGHTS OF THE COMPANY'S
          SECURITY HOLDERS                                      14

ITEM 3    DEFAULTS UPON SENIOR SECURITIES                       14

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS                                      14

ITEM 5    OTHER INFORMATION                                     14

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                      14

          SIGNATURES                                            15

                              HELP AT HOME, INC.
                       Consolidated Balance Sheet
                                             September 30       June 30
                                                  1997           1997
                                              (Unaudited)      (Audited)
                                 Assets
Current Assets:
     Cash and cash equivalents               $    453,012   $    870,634
     Accounts receivable (net of
        allowance for doubtful accounts of
        $261,000 and $167,000, respectively)    5,619,982      5,055,469
     Prepaid expenses and other                   239,348        154,774
     Federal income tax receivable                315,562        281,052
     Deferred income taxes - current              164,150        119,000
                                             ------------   ------------
          Total current assets                  6,792,054      6,480,929
     Furniture and equipment, net                 466,159        474,979
Other Assets:
     Due from officer                             124,974        121,564
     Goodwill (net of amortization of
        $188,000 and $154,000, respectively)    2,367,740      2,401,816
     Other assets                                  88,275         88,275
                                             ------------   ------------
     Total other assets                         2,580,989      2,611,655
                                             ------------   ------------
     Total Assets                            $  9,839,202   $  9,567,563
                                             ============   ============
                               Liabilities
Current Liabilities:
     Accounts payable                        $    800,841   $    685,466
     Accrued expenses                           1,340,349      1,142,735
     Due to third party payors                    364,436        239,436
     Current maturities of long term debt       1,381,091      1,290,485
     Income taxes payable                         151,337        151,337
     Deferred income taxes - current              146,000        146,000
                                             ------------   ------------
          Total current liabilities             4,184,054      3,655,459
     Deferred income taxes - noncurrent           206,948        242,000
     long-term debt, less current portion         155,350        162,475
                                             ------------   ------------
     Total Liabilities                          4,546,352      4,059,934
                          Stockholders  Equity
Preferred stock, par value $.01 per share;
   1,000,000 share authorized, none outstanding
Common stock, par value $.02 per share;
   14,000,000 shares authorized, 1,869,375
   issued and outstanding                          37,388         37,388
Additional paid in capital                      3,694,406      3,694,406
Retained earnings                               1,561,056      1,775,835
                                             ------------   ------------
     Total Stockholders  Equity                 5,292,850      5,507,629
                                             ------------   ------------
     Total Liabilities and
        Stockholders  Equity                 $  9,839,202   $  9,567,563
                                             ============   ============
           The accompanying notes to these financial statements
                      are an integral part hereof.

                            HELP AT HOME, INC.
                    Consolidated Statements of Income
                               (Unaudited)

                                         Three Months Ended September 30
                                                1997           1996
     Service fees                            $  6,192,975   $ 4,759,894

     Direct costs of services                   4,231,881     3,156,384
                                             ------------   -----------

     Gross margin                               1,961,094     1,603,510


     Selling, general and
        administrative expenses                 2,250,109     1,324,673
                                             ------------   -----------

     (Loss) Income from operations               (289,015)      278,837

     Interest (expense) income                    (29,058)       21,254
                                             ------------   -----------

     (Loss) income before income taxes           (318,073)      300,091

     Federal and state income taxes              (103,293)      127,000
                                             ------------   -----------

     Net (Loss) Income                       $   (214,780)  $   173,091
                                             ============   ===========

     Earnings per common share:
          Primary                            $       (.11)  $       .09
          Fully diluted                      $       (.02)  $       .07
     Weighted average number of shares:
          Unadjusted                             1,869,375    1,869,375
          Fully diluted                          3,799,375    3,508,125


          The accompanying notes to these financial statements
                      are an integral part hereof.

                            HELP AT HOME, INC.
                  Consolidated Statement of Cash Flows
                               (Unaudited)

                                        Three Months Ended September 30
                                             1997            1996
Cash flows from operating activities:
     Net (Loss) Income                       $   (214,780)  $   173,091
     Non cash changes in net (loss)income:
          Depreciation                             36,207        32,288
          Amortization                             34,076        35,800
          Deferred income taxes                   (80,202)        2,000
     Changes in:
          Accounts receivable                    (564,513)     (210,591)
          Prepaid expenses and other              (84,575)      (63,087)
          Accounts payable                        115,376          (576)
          Other current liabilities               197,615       297,240
          Due to third-party payors               125,000             0
          Current income taxes                    (34,510)     (541,000)
                                             ------------   -----------
     Net cash used in operating activities       (470,306)     (273,835)

Cash flows from investing activities:
     Acquisition of property                      (27,387)        7,309
     Increase in shareholder loan                  (3,410)       (6,528)
     Increase in other investments                      -       (65,163)
                                             ------------   -----------
     Net cash used in investing activities        (30,797)      (64,382)

Cash flows from financing activities:
     Proceeds from long-term debt                 100,000             -
     Repayment of long-term debt                  (16,519)     (418,890)
                                             ------------   -----------
     Net cash provided by (used in)
        financing activities                       83,481      (418,890)
                                             ------------   -----------
Net decrease in cash and cash equivalents        (417,622)     (757,107)

Cash and cash equivalents:
     Beginning of period                          870,634     2,734,705
                                             ------------   -----------
     End of period                           $    453,012   $ 1,977,598
                                             ============   ===========

Supplemental disclosure of noncash investing
   and financing activities:
     Cash payments for:
          Interest                           $     12,199   $    10,741
          Income taxes                             11,400       666,666

      The accompanying notes to these financial statements are an integral part hereof.

                           HELP AT HOME, INC.

       NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1:   Basis of Presentation

These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Help at Home, Inc.'s (the Company) Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (1997 Form 10-KSB). The following Notes to the Unaudited Consolidated Financial Statements highlight significant changes to the Notes included in the 1997 Form 10-KSB and such interim disclosures as required by the Securities and Exchange Commission. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles but is not required for interim reporting purposes has been omitted. The accompanying unaudited Consoli-dated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The financial results for interim periods may not be indicative of financial results for the full year.

Note 2:   Debt

Principal outstanding on the Company's revolving credit facility, due on September 30, 1998, was increased to the $1 Million borrowing limit during the first quarter of fiscal 1998. The loan, collateralized by the assets and capital stock of Help at Home, Inc. (Illinois) was in technical default as of September 30, 1997 with respect to the loan covenant requiring maintenance of a current ratio of at least 1.75:1. The Company's current ratio, as of September 30, 1997, was l.6:1.

Note 3:   Commitments and Contingencies

Litigation. The Company has been named in various legal proceedings in connection with matters that arose during the normal course of its business and related to certain acquisitions. While the ultimate result of the litigation or claims cannot be determined, it is management's opinion, based upon information it presently possesses, that it has adequately provided for losses that may be incurred related to these claims. It is management's opinion that losses, if any, in excess of the amounts provided for in the financial statements will not have a material effect on the Company.

Settlements Due to Medicare: As a Medicare provider, the Company continually has estimated settlements due to and from Medicare. Estimated settlements due to Medicare in the accompanying financial statements are the result of interim reimbursement rates (rates at which the Company has been paid for its services throughout the year) in excess of actual allowable costs of providing home health care services to the Medicare beneficiaries it serves. Historically, the Company has funded settlements due to the Medicare program when they become due in conjunction with filing of year-end cost reports. Among the Company's four Medicare certified home health providers, the estimated amounts due to the Medicare program are as follows:

          Lakeside Home Health Agency, Inc.(MO)   $ 15,117
          Rosewood Home Health, Inc.                22,479
          Homemakers of Montgomery, Inc.           326,840
                                                  --------
          Total                                   $364,436
                                                  ========

Medicare Provider Status. The Company operates Homemakers of Montgomery, Inc. pursuant to an established Certificate of Need (CON) that has, historically, enabled the Company to offer home health care services only to Medicare beneficiaries residing in Montgomery County, Alabama. In August 1997 the Company prevailed in a long-standing effort to secure an additional CON that will, when activated by the Alabama State Health Planning and Development Agency, allow the Company to extend its service area to include Macon County, Alabama. The Company intends to provide service to residents of Macon County under its current Medicare provider number and should not be affected, as a result, by the six-month moritorium on certification of new home health agencies announced by President Clinton in September 1997.

The Company established Lakeside Home Health Agency, Inc., an Illinois corporation (Lakeside IL), in fiscal 1997 for the purpose of providing Medicare home health services to patients residing in and around metropolitan Chicago. In August 1997, Lakeside IL received notification of its certification as a Medicare provider. Pursuant to its certification and prior to the announcement of the President' s moritorium, Lakeside IL applied for its Medicare provider number. To date, Lakeside IL has not received its Medicare provider number and cannot, as a result, bill the Medicare program for services rendered to Medicare home health patients. As a result, even though the Company believes that Lakeside IL's provider number will be retroactive to the agency' s initial certification date, no revenues have been recognized for Lakeside IL and services are being held to a minimum pending further notification of Lakeside IL's provider status.

Termination and Benefits Agreements. As of October 1997 the Company's Compensation Committee established a termination and benefits policy with respect to certain key employees which provides for payment of severance and benefits in the event of involuntary termination and/or a change in control. The maximum aggregate salary commitment pursuant to this policy would be approximately $435,000.

Self-Funded Insurance Plan. The Company instituted a partially self-funded employee health coverage program on July 1, 1997. The Company is required, under the program, to fund claims for its participating employees up to an established per-employee limit. Claims in excess of such limits are insured by a third-party reinsurer. The Company estimates its liability for both outstanding as well as incurred, but not reported, claims based on historical loss experience. Differences between actual losses and reserve estimates are recognized in the period in which such differences become known. Management believes that any difference between actual losses incurred after September 30, 1997 (and related to the period then ended) and available reserves will not be material.

Note 5:   Earnings Per Share

Earnings per share have been determined by dividing earnings by the weighted-average number of shares of Common Stock outstanding during each period. The modified treasury method of calculating earnings per share has been utilized by the Company for reporting purposes.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW:

Help  at  Home,  Inc.  (the  Company)  provides   skilled  nursing   and
therapeutic services together with general homemaker services to the elderly, medically fragile and disabled in their homes. The Company has engaged in the provision of unskilled homemaker services for over two decades and entered the skilled services market in 1995. Help at Home operates 40 locations in Illinois, Missouri, Indiana, Alabama and Mississippi. The Company derives a significant portion of its revenues from 15 contracts with the Illinois Department on Aging. Similarly, the Company contracts with other state, regional and municipal agencies for the provision of custodial home care services. The Company also provides Medicare home health services to homebound persons through its four Medicare certified home health agencies located in Illinois, Missouri and Alabama.

The statements which are not historical facts contained in this Form 10-QSB are forward looking statements that involve risks and uncertainties, including, but not limited to, the integration of new acquisitions into the operations of the Company, the ability of the Company to locate attractive acquisition candidates, the effect of economic conditions and interest rates, general labor costs, the impact and pricing of competitive services, regulatory changes and conditions, the results of financing efforts, the actual closing of contemplated transactions and agreements, the effect of the Company's accounting policies, and other risks detailed in the Company s Securities and Exchange Commission filings. No assurance can be given that the actual results of operations and financial condition will conform to the forward-looking statements contained herein.

This report covers the Company's operations for the first quarter of its 1998 fiscal year which will end on June 30, 1998. References herein to the first quarter of 1998 are specifically intended to relate to the quarter ended September 30, 1997, while references to the first quarter of 1997 are specifically intended to relate to the quarter ended September 30, 1996.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996:

Reportable Segments: In keeping with the adoption of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" , the Company has identified reportable segments based on the geographic areas (states) generally disclosed above. Revenues in all four segments are derived from the provision of both skilled nursing services and unskilled homemaker/respite services. In addition to the disclosures made elsewhere herein, the following table presents a quarter to quarter comparison (in thousands) of the Company's segments:

           Alabama         Illinois     Missouri   Mississippi         Total
          1997   1996     1997  1996    1997 1996   1997   1996     1997   1996

Revenue   $1,497 $  928  $3,795 $3,028  $296 $205   $605   $599    $6,193 $4,760
Direct
   Costs   1,130    553   2,521  2,072   183  135    397    396     4,231  3,156
           ------------  -------------  ---------   -----------    -------------
Gross
   Margin    367    375   1,274    956   113   70    208    203     1,962  1,604
Operating
   Expenses  456    506     816    412   102   60    266    126     1,640  1,103
           ------------  -------------  ---------   -----------    -------------
Operating
   Income
   (Loss) $(  89)$ (131) $  458 $  544  $ 11 $ 10   $(58) $  77    $ 322  $  501
          ============= ============== ==========   ===========    =============


Total
   Assets $3,250 $2,051  $3,760 $4,194 $ 115 $227 $1,552 $1,264    $8,677 $7,736
          =============  ============= ========== =============    =============


Reconciliation  of segments'  operating income to Consolidated Net Income
(Loss) is as follows:
                                                  1997           1996

          Segments'  Operating Income             $ 321           $ 500

          Less:
             Income tax (benefit) expense          (103)            127
             Corporate overhead expense             639             200
                                                   ----           -----
          Net (Loss) Income                       $(215)          $ 173
                                                  =====           =====

Reconciliation of segments' total assets to Consolidated Assets is as follows:

          Segments'  Total Assets                  $8,677         $7,736

          Plus:
             Corporate/support entities
                Total Assets                       1,162            947
                                                  ------         ------
                                                  $9,839         $8,683
                                                  ======         ======

Client Service Revenue: Revenues derived from services to the Company's clients for the three months ended September 30, 1997 grew to approximately $6.2 Million reflecting an increase of $1.4 Million or 30% over the same quarter of the previous fiscal year. Custodial and homemaker services accounted for approximately $1.3 Million (93%) of the revenue growth while the bulk ($93,000)of the remaining 7% ($100,000) came from increased services to Medicare beneficiaries. A comparison of the first quarter of fiscal 1998 as contrasted to the same period in fiscal 1997 by state, shows the greatest revenue growth ($767,000 or 25%) in Illinois followed by Alabama ($569,000 or 61%), Missouri ($92,000 or 45%) and Mississippi ($6,000 or 1%). Of the Company's first quarter 1998 revenues, approximately $3,273,000 (53%) was realized through 15 service contracts with the Illinois Department on Aging as compared to $2,503,000 (53%) the previous year. Homemaker services reimbursed through other state, regional and/or municipal sources represented $1,380,000 or 22% of total 1998 revenues as compared to $1,500,000 (31%) during the previous year. The decline in this revenue category is attributable to decreased budget appropriations for agencies associated with the City of Chicago which were not offset by growth among similar contracts in other areas. The remaining $1,541,000 (25%) of the Company's first quarter 1998 revenue came from the Medicare program and other commercial/private pay sources as compared to $757,000 (16%) for this category during the same quarter of the previous year. On a stand-alone basis, Medicare revenues constituted 13% of total revenues during the first quarter of 1998 ($799,000) as opposed to 15% in the first quarter of 1997 ($706,000).

Direct Costs of Providing Services: Direct costs of providing services to clients, comprised entirely of wages and related expenses paid to field staff members, increased by 34% ($1,075,000) to $4,232,000 in the first quarter of fiscal 1998 and constituted 68% of revenues. Overall direct costs, as a percentage of revenues, increased by 2% for the three months ended September 30, 1997. A comparison of direct costs by segment shows that, as a percentage of revenue, first quarter direct costs rose to 75% in Alabama as compared to 60% for the same quarter last year. The proportionate increase in direct costs attributable to Alabama operations was offset by a 2% and 4% proportionate reduction of direct costs in Illinois and Missouri, respectively, due, primarily, to rate increases which took effect after September 30, 1996. However, in Illinois and Missouri operations were affected by the increase in the Federal minimum wage which was implemented as of September 1, 1997.
Direct  costs  associated  with  provision   of  services  to  Medicare
beneficiaries dropped, as a percentage of revenue, from 52% as of September 30, 1996 to 51% as of the same date in 1997.

The  gross  margin  on  services  grew  by  22%  or $358,000 and reached
$1,961,000 for the quarter ended September 30, 1997 as compared to $1,604,000 as of September 30, 1996. Gross margin contributions by state include $1,274,000 for Illinois (as compared to $956,000 for the same quarter in 1996), $367,000 for Alabama (as compared to $375,000 for the same quarter in 1996), $208,000 for Mississippi (as compared to $203,000 for the same quarter in 1996) and $113,000 for Missouri (as compared to $70,000 for the same quarter in 1996).

Selling, General and Administrative Expense: The increase in the Company's gross margin was more than offset by a $976,000 (75%) increase in selling, general and administrative costs which caused operating expenses to grow from $1,303,000 in the first quarter of 1997 to $2,280,000 during the first quarter of 1998.

Selling, general and administrative expense for the first quarter of fiscal 1998 represented 37% of revenues as compared to 27% of revenues for the corresponding quarter in fiscal 1997. The increase of administrative expenses resulted in the first quarter 1998 loss of $215,000 as compared to a first quarter 1997 profit of $173,000, producing a quarter to quarter negative variance of $388,000.

Administrative salaries and benefits grew from $789,000 as of September 30, 1996 to $1,203,000 for the quarter ended September 30, 1997. Expenditures associated with growth of the Company's corporate staff in the amount of $153,000 were offset by reductions of similar positions in the Oxford companies amounting to $78,000. The remainder of the overall growth in administrative salaries and benefits is, essentially, attributable to Help at Home (IL) which incurred $328,000 of increased staffing expense in fiscal 1998 as compared to the same period in fiscal 1997. Salaries and benefits comprised 19% and 17% of associated revenues in fiscal 1998 and 1997, respectively.

Professional fees and insurance grew from $55,000 for the quarter ended September 30, 1996 to $176,000 for the quarter ended one year later. Approximately $30,000 of the $121,000 increase is related to ongoing litigation brought by the estate of the former owner of the Oxford companies (as more fully disclosed in Part II., Item 1, hereof). The remaining increase of $91,000 stems from increased insurance costs and routine legal fees associated with the Company's ongoing affairs. Professional and legal fees grew, as a percentage of revenue, from 1% to 3% for the quarter ended September 30, 1997.

Occupancy and general office expenses realized in the first quarter of fiscal 1998 increased by $173,000 (from $286,000 to $459,000) over the same quarter a year earlier. Approximately $143,000 of the increase is attributable to the Company's new offices in Mississippi ($104,000) and opening of four new offices in Illinois ($38,000). The remainder of the increase is attributable to expansion of the Company's corporate offices ($26,000) and overall increases in the cost of supplies and minor equipment. Occupancy costs grew, as a percentage of revenue, from 6% for the quarter ended September 30, 1996 to 7% as of September 30, 1997.

Travel expenses grew from $58,000 to $91,000 during the quarters ended September 30, 1996 and 1997, respectively. The entirety of the $33,000 ( 56 %) increase stems from efforts to develop new business in Mississippi.

Advertising and promotional expense grew from $60,000 for the first quarter of 1997 to $157,000 for the first quarter of fiscal 1998. Approximately $75,000 of the $97,000 increase stems from new business development among the Oxford companies' locations. The remaining $22,000 of growth is attributable to the new office locations in Illinois. Advertising and promotional expenses represented 1% of revenue in fiscal 1997 versus 3% of revenue generated during the first quarter of 1998.

Interest expense increased by $61,000, quarter to quarter, due entirely to diminishment of the Company's cash reserves on deposit in interest bearing accounts together with debt service associated with the Company's $1,000,000 bank line of credit. Non-cash expenses, including amortization, depreciation and bad debt reserves increased by $87,000 to $95,000 for the quarter ended September 30, 1997 due to the Company's decision to routinely increase its bad debt reserves.

With respect to the Company's identified segments, Illinois operations realized increased selling, general and administrative expenses of $404,000 as operating expenses grew from $412,000 to $816,000. The bulk of the increase ($327,000) is attributable to growth in administrative salaries. Alabama operating expenses declined by $50,000 (from $506,000 to $456,000) due to the elimination of certain administrative positions in the second quarter of fiscal 1997. Mississippi selling, general and administrative expenses increased by $140,000 from $126,000 to $266,000 due to the addition of new offices in that state. Missouri selling, general and administrative expenses increased by $42,000 from $60,000 to $102,000 due to revenue increases that necessitated more staff. Operating expenses associated with the corporate offices increased by $439,000, moving from $200,000 to $639,000 for the quarter ended September 30,1997. Approximately $154,000 of the increase comes from additional salary expense, $89,000 from professional fees/insurance, $41,000 from travel expenditures, $16,000 from advertising and promotion efforts related to development of Mississippi operations, $28,000 from occupancy expenses and $66,000 from non-cash expenses and interest.

Earnings: The net loss of $215,000 in the first quarter of fiscal 1998 compares to net income of $173,000 for the quarter ended September 30, 1996. Earnings per share of common stock were $(.11) and $.09 (unadjusted) for the quarters, respectively. On a fully diluted basis, 1998 and 1997 earnings per share were $(.02) and $.07, respectively, based on 3.8 Million and 3.5 Million shares, respectively. The EPS calculation is based on the modified treasury method of computing earnings. The Company has 1,710,000 warrants outstanding as a result of its initial public offering, 71,250 of which are underwriter's warrants.

As noted in its 10-KSB for the year ended June 30, 1997, the Company has invested in the establishment of approximately 14 new offices in Mississippi and Illinois in anticipation of securing clients pursuant to new contracts with state and/or area agencies on aging. During the first quarter of fiscal 1998, the Company invested in several promotional campaigns designed to establish name recognition and awareness in the new communities it serves. While the Company anticipates the realization of projected new business in Illinois and Mississippi, there can be no assurance that such business will actually materialize within the time frames projected by the Company. As a result, the Company will continue to closely monitor each of its operating locations and may elect to consolidate one or more such locations if operating losses exceed planned thresholds.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's basic cash requirements are for operating expenses, generally comprised of labor, occupancy and administrative costs. The Company relied in 1997 on remaining cash proceeds from its initial public offering and borrowed capital to augment cash flows from operations for the purpose of expanding its business. For the remainder of fiscal 1998 the Company intends to secure expansion capital by financing certain of its receivables. The Company's net working capital as of September 30, 1997 stood at $2,608,000. The ratio of current assets to current liabilities as of September 30, 1997 was 1.6:1.

The Company' s indebtedness was $1,536,000 as of September 30, 1997 divided among a bank loan secured by certain receivables in the amount of $1 Million, a $325,000 note secured by the capital stock of Homemakers of Montgomery, Inc. arising from the purchase of Oxford Health Care, a $172,000 secured note used to finance the purchase of an airplane, capital leases of $32,000 and automobile installment loans in the amount of $7,000. The Company, as of September 30, 1997, was in technical default relative to one of two financial ratios enumerated in the loan agreement for its credit line in the amount of $1 Million. At September 30, 1997 the loan agreement required that the Company's current ratio be maintained at a level of at least 1.75:1. As of September 30, 1997 the current ratio was 1.62:1. The Company has not received a waiver of this default from its lender. Approximately $2.8 Million of the Company' s accounts receivable related to its Illinois operations have been pledged as security on its revolving credit line. The remaining $2.8 Million of the Company s patient/client receivables are unencumbered.

Cash used by operations for the first quarter of fiscal 1998 amounted to $470,000 as compared to $274,000 of cash used for operations in the same quarter of the previous year. Cash used by investing activities in the amount of $31,000 compares to $64,000 for the quarter ended September 30, 1996. Cash realized from an increase of the Company's indebtedness in September reached $83,000, yielding a net decrease in the Company' s cash position of $418,000. For the same quarter a year earlier, the Company used $419,000 of cash to pay down indebtedness of the Oxford companies which yielded an overall decrease in the Company's cash posi-tion for that quarter of $757,000.

The Company' s cash position at September 30, 1997 stood at $453,000 as compared to $1,978,000 for the quarter ended September 30, 1996. As of September 30, 1997, the accrued obligations that may require large or unusual amounts of cash include final settlement of the June 30, 1997 workers compensation audit with the Company' s carrier ($225,000), payment of amounts that may be owed to the Medicare program on the part of Homemakers of Montgomery, Inc. ($327,000) and payment of the note and accrued interest due in January, 1998 arising from the purchase of the Oxford companies ($366,000).

For the remainder of fiscal 1998, cash flows from operations will be insufficient to fund the expansion of the Company's business. The Company is in the final stages of arranging an increase in its line of credit and expects to borrow funds sufficient to sustain its plans to increase its business. Although the Company does not anticipate difficulty in securing a larger line of credit, there can be no guarantee of final success in this regard. In the event that the Company is unsuccessful in securing the expanded line of credit, it will be forced to scale back and/or abandon certain business expansion activities.

The Company presently has 1,638,750 Warrants outstanding with an exercise price of $6.00 The Warrants can be exercised at any time prior to December 5, 2005 can be called anytime after December 5, 1996 provided the closing price of the Company's Common Stock is equal to or greater than $9.00 for ten consecutive days. The Company stands to realize a maximum of approximately $9.8 Million from the exercise of its Warrants. There can be no assurance, however, that the closing price of the Company's common stock will reach a level sufficient to precipi-tate exercise of the Warrants. As of the close of business November 10, 1997, the closing price of the Common Stock on the NASDAQ Stock Market was $2.438.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings which it believes may have a materially adverse effect on the Company' s financial condition or results of operations.

The Company has been named as a party to a suit filed by the family of Oxford Health Care' s former owner (now deceased) in which the family seeks to claim, for the decedent s estate, approximately $300,000 in life insurance proceeds payable under two key-man insurance policies owned by the Company. The insurance proceeds are being held in escrow pending resolution of the asserted claim. The Company has initiated a counter claim in which it seeks to reduce the amount of the $325,000 note payable to the former owner by approximately $209,000. The proposed reduction in the principal of the note, which is due in January 1998, is the result of bad debts arising from periods prior to the acquisition date, balance sheet adjustments arising from a post closing audit of the Oxford companies and other extraordinary expenses. The transaction agreement memorializing the acquisition of Oxford by the Company contem-plates each of the proposed adjustments to the principal of the note. The Company has not made entries in its financial statements to effect either recognition of the insurance proceeds or the proposed reduction of the note.

ITEM 2.   CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

None.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          HELP AT HOME, INC.

          Registrant



          Date:     November 17, 1997        /s/ Louis Goldstein
                                             Louis Goldstein
                                             CEO/Chairman

          Date:     November 17, 1997        /s/ Sharon S. Harder
                                             Sharon S. Harder
                                             Principal Financial Officer