Form 10QSB
period 1997-12-31
HELP AT HOME INC
filed 1998-02-17
CIK 1001109

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-QSB

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 1997
                      Commission File No. 033-97034


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

Indicate by checkmark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  Common Stock, par value $.02 per share, 1,869,375 shares outstanding as of February 16, 1997.

Transitional Small Business Disclosure Format: Yes      No   X

                           Help at Home, Inc.

                                  Index

PART I.   FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          Consolidated Balance Sheets at
          June 30, 1997 and December 31, 1997                    1

          Consolidated Statements of Income
          for the three month periods ended
          December 31, 1996 and 1997                             2

          Consolidated Statements of Income
          for the six month periods ended
          December 31, 1996 and 1997                              3

          Consolidated Statements of Cash Flows
          for the six month periods ended
          December 31, 1996 and 1997                             4

          Notes to the Consolidated Financial Statements         5

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS          7

PART II:  OTHER INFORMATION                                     15

ITEM 1    LEGAL PROCEEDINGS                                     15

ITEM 2    CHANGES IN THE RIGHTS OF THE COMPANY'S
          SECURITY HOLDERS                                      16

ITEM 3    DEFAULTS UPON SENIOR SECURITIES                       16

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF                    16
          SECURITY HOLDERS

ITEM 5    OTHER INFORMATION                                     16

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                      16

          SIGNATURES                                            17

                           HELP AT HOME, INC.
                       Consolidated Balance Sheets

                                             December 31        June 30
                                                  1997           1997
                                              (Unaudited)      (Audited)
                                 Assets
Current Assets:
     Cash and cash equivalents               $    176,561   $    870,634
     Accounts receivable (net of
        allowance for doubtful accounts of
        $364,000 and $167,000, respectively     6,132,845      5,055,469
     Prepaid expenses and other                   119,037        154,774
     Federal income tax receivable                279,259        119,000
     Deferred income taxes - current              175,930        281,052
                                             ------------   ------------
          Total current assets                  6,783,632      6,480,929
     Furniture and equipment, net                 439,127        474,979
Other Assets:
     Due from officer                             127,806        121,564
     Goodwill (net of amortization of
        $222,000 and $154,000, respectively)    2,333,663      2,401,816
     Other assets                                  88,275         88,275
                                             ------------   ------------
     Total other assets                         2,549,744      2,611,655
                                             ------------   ------------
     Total Assets                            $  9,772,503   $  9,567,563
                                             ============   ============
                               Liabilities
Current Liabilities:
     Accounts payable                        $    493,441   $    685,466
     Accrued expenses                           1,617,179      1,142,735
     Due to third party payors                    584,008        239,436
     Current maturities of long term debt       1,381,091      1,290,485
     Income taxes payable                         151,337        151,337
     Deferred income taxes - current              146,000        146,000
                                             ------------   ------------
          Total current liabilities             4,373,056      3,655,459
     Deferred income taxes - noncurrent           173,463        242,000
     long-term debt, less current portion         139,451        162,475
                                             ------------   ------------
     Total Liabilities                          4,685,970      4,059.934
                          Stockholders' Equity
Preferred stock, par value $.01 per share;
   1,000,000 share authorized, none outstanding
Common stock, par value $.02 per share;
   14,000,000 shares authorized, 1,869,375
   issued and outstanding                          37,388         37,388
Additional paid in capital                      3,694,406      3,694,406
Retained earnings                               1,354,739      1,775,835
                                             ------------   ------------
     Total Stockholders' Equity                 5,086,533      5,507,629
                                             ------------   ------------
     Total Liabilities and
        Stockholders' Equity                 $  9,772,503   $  9,567,563
                                             ============   ============

           The accompanying notes to the financial statements
                      are an integral part hereof.

                           HELP AT HOME, INC.
                    Consolidated Statements of Income
                               (Unaudited)

                                         Three Months Ended December 31
                                                1997           1996

     Service fees                             $ 6,503,848   $ 6,043,360

     Direct costs of services                   4,367,710     3,792,679
                                             ------------   -----------

     Gross margin                               2,136,138     2,250,681


     Selling, general and
        administrative expenses                 2,363,714     1,947,768
                                             ------------   -----------

     (Loss)income from operations                (227,576)      302,913

     Interest income (expense)                    (27,203)       14,764
                                             ------------   -----------

     (Loss) income before income taxes           (254,779)      317,677

     Federal and state income tax (benefit)
          expense                                 (48,462)      108,104
                                             ------------   -----------

     Net (Loss) income                       $   (206,317)  $   209,573
                                             ============   ===========

     Earnings per common share:
          Basic                              $       (.11)  $       .11
     Weighted average number of shares:         1,869,375     1,869,375


          The accompanying notes to these financial statements
                      are an integral part hereof.

                           HELP AT HOME, INC.
                    Consolidated Statements of Income
                               (Unaudited)

                                           Six Months Ended December 31
                                                1997           1996
     Service fees                             $ 12,696,823 $ 10,803,255

     Direct costs of services                    8,599,591    6,949,062
                                              ------------  -----------

     Gross margin                               4,097,232     3,854,193


     Selling, general and
        administrative expenses                 4,613,823     3,272,444
                                              ------------  -----------

     (Loss) income from operations               (516,591)      581,749

     Interest income (expense)                    (56,261)       36,019
                                              ------------  -----------

     (Loss) income before income taxes            (572,852)      617,768

     Federal and state income taxes              (151,755)      235,104
                                              ------------  -----------

     Net (loss) income                       $   (421,097)  $   382,664
                                              ============  ===========

     Earnings per common share:
          Basic                              $       (.22)  $       .20
     Weighted average number of shares:         1,869,375     1,869,375

          The accompanying notes to these financial statements
                      are an integral part hereof.

                           HELP AT HOME, INC.
                  Consolidated Statements of Cash Flows
                               (Unaudited)

                                        Six Months Ended December 31
                                             1997            1996
Cash flows from operating activities:
     Net (loss) income                       $ (421,097)    $ 382,664
     Adjustments to reconcile net (loss)
          income to cash used in operating
          activities:
               Depreciation and amortization    140,519       132,820
               Deferred taxes                   (25,467)     (129,206)
               Changes in:
                    Accounts receivable      (1,077,376)   (1,462,400)
                    Prepaid expenses and other   35,736      (181,953)
                    Accounts payable           (192,019)      120,085
                    Other current liabilities   474,444       434,876
                    Due to third party payors   344,572
                    Income taxes payable          1,793      (780,309)
                                             ----------     ---------
                    Net cash used in
                    operating activities       (718,899)   (1,483,423)
                                             -----------    ---------
Cash flows from investing activities:
     Purchase of property and equipment         (36,514)        7,309
     Acquisitions of subsidiaries                            (199,012)
     Increase in notes payable                                (16,475)
     Expiration of investment deposit                         149,000
     Increase in shareholder loans               (6,242)       (9,409)
     Other                                                    (96,479)
                                             ----------     ---------
                    Net cash used in
                    investing activities        (42,756)     (165,066)
                                             ----------     ---------
Cash flows from financing activities:
     Increase (decrease) in long-term
          liabilities                            67,582      (161,709)
                                             ----------     ---------
                    Net cash provided by
                    (used in)financing
                    activities                   67,582      (161,709)
                                             ----------     ---------
Net decrease in cash                           (694,073)   (1,810,198)

Cash and cash equivalents:
     Beginning of period                        870,634     2,734,705

     End of period                              176,561       924,507
                                             ==========     =========
Cash flow information:
     Cash payments for:
          Interest                               62,289         2,026
          Income taxes                                        233,000

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

Note 2:   Debt

Effective December 30, 1997, the Company entered into a one-year revolving credit agreement with Harris Trust and Savings Bank ( Harris
Bank  ),  Chicago,  IL.    The  Company  expects  to utilize the credit
facility to fund ongoing working capital requirements. The credit facility, collateralized by the entirety of the Company's accounts receivable together with the capital stock of the Company's subsidiaries (other than Homemakers of Montgomery, Inc.), has a maximum allowable loan limit of $3.5 Million or 75% of eligible accounts receivable, whichever is less. The Company must, during the life of the credit facility, maintain defined tangible net worth of at least $2,625,000 and a defined current ratio of no less than 1.25:1. The transaction with Harris Bank replaces the Company's previous credit facility in the amount of $1 Million which was collateralized with the accounts receivable and capital stock of the Company's Help at Home (IL) subsidiary.

Note 3:   Commitments and Contingencies

Litigation. The Company has been named in several legal proceedings in connection with matters that arose during the normal course of its business and related to certain acquisitions. While the ultimate result of the litigation or claims cannot be determined, it is management's opinion, based upon information it presently possesses, that it has adequately provided for losses that may be incurred related to these claims.

Settlements Due to Medicare: As a Medicare provider, the Company continually has estimated settlements due to and from Medicare. Estimated settlements due to Medicare in the accompanying financial statements are the result of interim reimbursement rates (rates at which the Company has been paid for its services throughout the year) in excess of actual costs of providing home health care services to the Medicare beneficiaries it serves. Historically, the Company has funded settlements due to the Medicare program when they become due in conjunction with filing of year-end cost reports. Among the Company s four Medicare certified home health providers, the estimated amounts due to the Medicare program are as follows:

          Lakeside Home Health Agency, Inc.       $ 15,037
          Rosewood Home Health, Inc.                33,479
          Homemakers of Montgomery, Inc.           535,492
                                                  --------
          Total                                   $584,008
                                                  ========
Medicare Provider Status: The Company operates Homemakers of Montgomery, Inc. pursuant to an established Certificate of Need (CON) that has, historically, enabled the Company to offer home health care services only to Medicare beneficiaries residing in Montgomery County, Alabama. In August 1997 the Company prevailed in a long-standing effort to secure an additional CON that allows the Company to extend its service area to include Macon County, Alabama. The Company intends to provide service to residents of Macon County under its current Medicare provider number.

The Company established Lakeside Home Health Agency, Inc., an Illinois corporation (Lakeside IL), in fiscal 1997 for the purpose of providing Medicare home health services to patients residing in and around metropolitan Chicago. In August 1997, Lakeside IL received notification of its certification as a Medicare provider. Pursuant to its certification and prior to the announcement of the President' s moritorium, Lakeside IL applied for its Medicare provider number. To date, Lakeside IL has not received its Medicare provider number and cannot, as a result, bill the Medicare program for services rendered to Medicare home health patients. As a result, even though the Company believes that Lakeside IL's provider number will be retroactive to the agency's initial certification date, no revenues have been recognized for Lakeside IL and services are being kept to a minimum pending further notification of Lakeside IL's provider status.

Effective February 27, 1998 the Company's Medicare home health agencies must, pursuant to federal regulations finalized and published on January 2, 1998, secure surety bonds equal to 15% of total Medicare costs for the last period for which a cost report has been filed or $50,000, whichever is more. Under the current regulation, failure to secure the surety bond and properly notify the Medicare intermediary thereof, will result in revocation of Medicare provider status as of February 27, 1998. As a result of the stringent requirements imposed by Medicare on bond underwriters, the majority of home care providers have been unable to secure the required bonds. In response to the difficulties being encountered by the majority of industry providers, the Health Care Financing Administration has recently indicated its intention to review and revise the surety bond regulations. Final rules are expected in the Spring of 1998. In the meantime, providers unable to secure bonds must notify their Medicare intermediary of that fact no later than February
27. The Company's Medicare home health agencies have a total bonding requirement of approximately $400,000 and are among those agencies unable to secure a bond, thus far.

Termination and Benefits Agreements:

As of October 1997, the Company's Compensation Committee established a termination and benefits policy with respect to key employees which provides for payment of severance and benefits in the event of involuntary termination and/or a change in control to promote adherance to the Company's non-competition policies affecting certain executives. The maximum aggregate salary commitment pursuant to this policy would be approximately $435,000.

Self Funded Insurance Plan:

The Company instituted a partially-self-funded employee health coverage program on July 1, 1997. The Company is required, under the program, to fund claims for its participating employees up to an established per-employee limit. Claims in excess of such limits are insured by a third-party reinsurer. The Company estimates its liability for both outstanding as well as incurred, but not reported, claims based on historical loss experience. Differences between actual losses and reserve estimates are recognized in the period in which such differences become known. Management believes that any difference between actual losses reported after December 31, 1997 (and related to the period then ended) and available reserves will not be material.

Note 4:   Earnings Per Share

Earnings per share have been determined by dividing earnings by the weighted-average number of shares of Common Stock outstanding during each period. The modified treasury method of calculating earnings per share has been utilized by the Company for reporting purposes.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW:

H e lp at Home, Inc. (the Company) provides skilled nursing and therapeutic services together with general homemaker services to the elderly, medically fragile and disabled in their homes. The Company has engaged in the provision of unskilled homemaker services for over two decades and entered the skilled services market in 1995. Help at Home operates 40 locations in Illinois, Missouri, Indiana, Alabama and Mississippi. The Company derives a significant portion of its revenues from 15 contracts with the Illinois Department on Aging. Similarly, the Company contracts with other state, regional and municipal agencies for the provision of custodial home care services. The Company also provides Medicare home health services to homebound persons through its four Medicare certified home health agencies located in Illinois, Missouri and Alabama.

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

This report covers the Company's operations for the second quarter of its 1998 fiscal year which will end on June 30, 1998.

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1996:

Reportable  Segments:    In  keeping  with the adoption of SFAS No. 131,
  Disclosures About Segments of an Enterprise and Related Information , the Company has identified reportable segments based on the geographic areas (states) generally disclosed above. Revenues in all four segments are derived from the provision of both skilled nursing services and unskilled homemaker/respite services. In addition to the disclosures made elsewhere herein, the following table presents a quarter to quarter comparison (in thousands) of the Company's segments:

           Alabama       Illinois       Missouri   Mississippi        Total
          1997   1996     1997  1996   1997 1996    1997  1996     1997   1996
Revenue  $1,500  $1,506  $3,894 $3,584   $358 $254    $751   $699    $6,503 $6,043

Direct
   Costs  1,002     808    2,666 2,326    210  176     489    483     4,367  3,793
          -------------   ------------    ---------   -----------    -------------
Gross
   Margin   498     698    1,228 1,258    148   78     262    216     2,136  2,250

Operating
   Expenses 384     689      866   679    104   81     362    143     1,716  1,592
           ------------   ------------   ---------    -----------    -------------
Operating
   Income
   (Loss)  $114      $9     $362  $579    $44  $(3)   $(100)   $73     $420   $658
           ============    ===========   ==========   ============   =============

Total
   Assets $2,758 $2,764  $3,630 $3,955  $ 219 $196   $2,350 $1,667    $8,957 $8,582
          =============   ===========  ===========   =============    =============

Reconciliation  of segments' operating income to consolidated net income
(loss) is as follows:

                                                   1997            1996
          Segments' Operating Income              $ 421           $ 659

          Less:
             Income tax (benefit) expense           (48)            108
             Corporate overhead expense             676             341
                                                   ----           -----
          Net (loss) income                       $(206)          $ 210
                                                  =====           =====

Reconciliation of segments' total assets to consolidated net assets is as follows:

          Segments' total assets                  $8,957         $8,582

          Plus:
             Corporate/support entities
                total assets                         815            681
                                                  ------         ------
                                                  $9,773         $9,263
                                                  ======         ======

Client Service Revenue: Revenues derived from services to the Company's c l ients for the three months ended December 31, 1997 grew to approximately $6.5 Million reflecting an increase of $460,000 or 8% over the same quarter of the previous fiscal year. Custodial and homemaker services accounted for approximately $555,000 (120%) of the revenue growth while a decrease of $95,000 (20%) was attributable to services provided to Medicare beneficiaries. The Company's Medicare census was reduced during the quarter as certain patients receiving limited skilled services no longer covered by the Medicare program were transitioned to self-care status or other providers. This, in turn, caused a reduction i n t he overall number of Medicare visits being performed, a proportionate reduction in the level of corporate expenses that are allocable to the Medicare program and the resultant reduction of Medicare revenues which are limited to allowable costs.

A comparison of the second quarter of fiscal 1998 as contrasted to the same period in fiscal 1997, by state, shows the greatest concentration of revenue growth ($310,000 or 9%) in Illinois followed by Missouri ($104,000 or 41%), and Mississippi ($53,000 or 8%). Total revenues derived from Alabama operations during the quarter decreased by $6,000 or .5% due to the reduction of Medicare revenues experienced by Homemakers of Montgomery.

Of the Company's second quarter 1998 revenues, approximately $3,386,000 (52%) was realized through 15 service contracts with the Illinois Department on Aging as compared to $2,835,000 (47%)the previous year. Homemaker services reimbursed through other state, regional and/or municipal sources represented $2,372,000 or 36% of total 1998 revenues as compared to $2,397,000 (36%) during the previous year. The remaining $746,000 (11%) of the Company's second quarter 1998 revenues came from the Medicare program as compared to $811,000 (14%) for this category during the same quarter of the previous year.

Direct Costs of Providing Services: Direct costs of providing services to clients, comprised primarily of wages and related expenses paid to field staff members, increased by 15% ($575,000) to $4,368,000 in the second quarter of fiscal 1998 and constituted 67% of revenues. Overall direct costs, as a percentage of revenues, increased by 4% for the three months ended December 31, 1997 due in large part to the increase in the federal minimum wage that became effective on September 1, 1997. A comparison of direct costs by segment shows that, as a percentage of revenue, second quarter direct costs rose to 67% in Alabama as compared to 54% for the same quarter last year. A portion of the 13% increase is the result of a reclassification of certain wages from administrative to direct cost of providing services as certain employees moved from full-time to per diem employment relationships with Homemakers of Montgomery. In addition, Medicare revenue for Homemakers of Montgomery was adjusted to take into account reduced Medicare reimbursement for corporate office support services. Illinois direct costs, as a percentage of revenue grew by 3% from 65% to 68% due to the increase in the federal minimum wage. Missouri direct costs were reduced by 10% from 69% in the second quarter of fiscal 1997 to 59% in the quarter ended December 31 due primarily to a rate increase from the Missouri Department on Aging. Direct costs associated with provision of services to Medicare beneficiaries grew, as a percentage of revenue, from 52% as of December 31, 1996 to 54% as of the same date in 1997.

The gross margin on services declined by 5% or $115,000 and reached $2,136,000 for the quarter ended December 31, 1997 as compared to $2,251,000 as of December 31, 1996. Gross margin contributions by state include $1,228,000 for Illinois (as compared to $1,258,000 for the same quarter in 1996), $498,000 for Alabama (as compared to $698,000 for the same quarter in 1996), $262,000 for Mississippi (as compared to $215,000 for the same quarter in 1996) and $148,000 for Missouri (as compared to $79,000 for the same quarter in 1996).

Selling, General and Administrative Expense: The decrease in the Company's gross margin was accompanied by a $416,000 (18%) increase in selling, general and administrative costs which caused operating expenses to grow from $1,948,000 to $2,364,000 from the corresponding quarter in fiscal 1997.

Selling, general and administrative expense for the second quarter of fiscal 1998 represented 36% of revenues as compared to 32% of revenues for the corresponding quarter in fiscal 1997. The increase in administrative expenses caused the second quarter 1998 loss of $206,000 as compared to a second quarter 1997 profit of $210,000, producing a negative quarter to quarter variance of $416,000.

Administrative salaries and benefits grew by $368,000 from $948,000 as of December 31, 1996 to $1,316,000 for the quarter ended December 31, 1997. Expenditures associated with growth of the Company's Illinois-based staff in the amount of $453,000 were only partially offset by reductions of similar positions in the Oxford companies amounting to $85,000. Growth in Illinois salary expenditures is the direct result of increases in the number of clients being served. Salaries and benefits comprised 20% and 16% of associated revenues in fiscal 1998 and 1997, respectively.

Professional fees and insurance grew from $138,000 for the quarter ended December 31, 1996 to $150,000 for the quarter ended one year later. The increase is due to litigation settlement costs ($20,000) in excess of an amount previously reserved therefor.

Occupancy and general office expenses realized in the second quarter of fiscal 1998 decreased by $175,000 (from $619,000 to $444,000) over the same quarter a year earlier. Savings of $279,000 realized by the Company's operating subsidiaries (Illinois, $110,000; Missouri, 3,000; and the Oxford companies, $166,000) were offset by an increase of $104,000 for corporate office occupancy costs.

Travel expenses grew from $75,000 to $88,000 during the quarters ended December 31, 1996 and 1997, respectively. The entirety of the $13,000 (1%) increase stems from efforts to develop new business in Mississippi.

Advertising  and  promotional  expense  grew  from  $108,000 to $193,000 during  the  second  quarters  of  fiscal  1997  and 1998, respectively.
Approximately 49% ($41,000) of the increase stems from new business d e v e lopment activities among the Oxford companies locations. Approximately $26,000 of growth is attributable to the new office locations in Illinois with the remainder (18,000 or 21%) coming from increased promotional efforts in other locations.

Interest expense increased by $42,000, quarter to quarter, due entirely to diminishment of the Company's cash reserves on deposit in interest bearing accounts and debt service associated with the Company' s $ 1 , 000,000 bank line of credit. Non-cash expenses, including amortization, depreciation and bad debt reserves increased by $112,000 to $172,000 for the quarter ended December 31, 1997 due to the Company's decision to routinely increase its available bad debt reserves.

Overall, operating expenses increased, as a percentage of revenues, from 32% ($1,948,000) for the quarter ended December 31, 1996 to 36% ($2,364,000) for the same quarter one year later.

With respect to the Company's identified segments, Illinois operations realized increased selling, general and administrative expenses of $187,000 as operating expenses grew from $679,000 to $866,000. The increase is attributable to growth in administrative salaries. Alabama operating expenses declined by $305,000 (from $689,000 to $384,000) due to the elimination of certain administrative positions, closure of two offices and rent reductions in other locations. Mississippi selling, general and administrative expenses increased by $218,000 from $143,000 to $362,000 due to the addition of new offices in that state. Missouri selling, general and administrative expenses increased by $23,000 from $81,000 to $104,000 due to revenue increases that necessitated more staff. Operating expenses associated with the corporate offices increased by $335,000, moving from $341,000 to $676,000 for the quarter ended December 31, 1997. Approximately $204,000 of the increase is derived from additional salary expense, $103,000 from occupancy, and $28,000 from advertising and promotional efforts related to development of new operations in Illinois and Mississippi.

Earnings: The net loss of $206,000 in the second quarter of fiscal 1998 compares to net income of $210,000 for the quarter ended December 31, 1996. Basic earnings per share of common stock were $(.11) and $.11 for the quarters, respectively. The EPS calculation is based on the Modified Treasury Method of computing earnings in accordance with FAS 128. The Company has 1,710,000 warrants outstanding as a result of its initial public offering, 71,250 of which are underwriter's warrants.

SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1996:

Reportable Segments: In keeping with the adoption of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has identified reportable segments based on the geographic areas (states) generally disclosed above. Revenues in all four segments are derived from the provision of both skilled nursing services and unskilled homemaker/respite services. In addition to the disclosures made elsewhere herein, the following table presents a year to year comparison (in thousands) of the Company's segments:

            Alabama        Illinois     Missouri   Mississippi        Total
          1997   1996     1997  1996   1997 1996    1997  1996     1997   1996
Revenue $2,998 $2,435   $7,689 $6,612  $655 $459 $1,356 $1,297  $12,698 $10,803

Direct
 Costs   2,133  1,361    5,187  4,398   393  311    887    880    8,600   6,950
         ------------   -------------  ---------   -----------    -------------
Gross
 Margin    865  1,074    2,502  2,214   262  148    469    417    4,098   3,853

Operating
 Expenses  839  1,195    1,682  1,091   207  140    628     269   3,356   2,695
          -----------   -------------  ---------   ------------   -------------
Operating
 Income
 (Loss)    $26  $(121)    $820 $1,123   $55   $8   (159)   148      742  1,158
          ===========  ==============  =========   ===========    =============

Total
 Assets $2,758 $2,764   $3,630 $3,955 $ 219 $196 $2,350 $1,667   $8,957  $8582
         ============  ===============  ======== =============   =============

Reconciliation of segments'  operating income to consolidated net income
(loss) is as follows:

                                                   1997            1996
          Segments'  operating income              $  742          $1,159
          Less:
             Income tax (benefit) expense           (151)            235
             Corporate overhead expense            1,315             541
                                                   -----          ------
          Net (loss) income                       $( 422)         $  383
                                                  ======          ======

Reconciliation of segments' total assets to consolidated net assets is as follows:

          Segments' total assets                  $8,957          $8,582
          Plus:
             Corporate/support entities
                total assets                         815             681
                                                  ------          ------
                                                  $9,773          $9,263
                                                  ======          ======

Client Service Revenue: Revenues derived from services to the Company s clients for the six months ended December 31, 1997 grew to $12,697,000 from $10,803,000 representing revenue growth of $1,894,000 or 18% over the same six month period the previous year. Custodial and homemaker services represented 100% of the increase.

A comparison of the first half of fiscal 1998 to the same period in fiscal 1997, by state, shows the greatest concentration of revenue growth in Illinois ($1,076,000 or 16%) followed by Alabama ($563,000 or 23%), Missouri ($196,000 or 43%), and Mississippi ($58,000 or 5%). Of
the Company's year-to-date revenues, approximately $5,889,000 (46%) was derived from 15 contracts with the Illinois Department on Aging as compared to $5,337,000 (50%) for the same period one year earlier. Homemaker services reimbursed through other state, regional and/or municipal sources represented $3,752,000 (30%) of total revenues while services to Medicare beneficiaries of $1,545,000 represented 12% of the total as compared to $3,899,000 and $1,564,000 for the same period in fiscal 1997.

Direct Costs of Providing Services: Direct costs of providing services to clients are primarily comprised of wages and related expenses paid to field staff members. Direct costs increased by 24% to $8,600,000. The increase is attributable to the September 1, 1997 increase in the federal minimum wage and service volume increases. A comparison of direct service costs by segment shows that, as a percentage of revenue, Alabama year-to-date direct costs rose to 71% from a level of 56% for the previous year-to-date period. The proportionate increase is the result of reclassification of certain full-time staff members to per diem field status and revenue decreases emanating from reduced levels of Medicare allowable costs. Direct costs in Illinois (67%) remained unchanged as a percent of revenue from year to year. Missouri and Mississippi posted decreased in direct cost to revenue percentages of of 8% (from 68% to 60%) and 3% (from 68% to 65%), respectively. Direct costs associated with provision of services to Medicare beneficiaries was 53% for the six months ended December 31, 1997 versus 31% of revenues for the six month period ended December 31, 1996.

The gross margin on services grew by 6% or $243,000 from $3,854,000 to $4,097,000 for the six months ended December 31, 1996 and 1997, respectively. Gross margin contributions by state were led by Illinois ($2,501,000 in 1997 versus $2,214,000 in 1996), representing overall growth in the gross margin of 13%. Gross margin contributions by Alabama locations were $1,074,000 in 1996 and $865,000 in 1997 for a decline of 19%. Missouri gross margin contribution grew from $148,000 in 1996 to $262,000 in 1997 for an increase of 77% while Mississippi gross margins grew from $418,000 in 1996 to $469,000 in 1997 for overall growth of 12%.

Selling, General and Administrtive Expense: The year-to-date increase in the gross margin was consumed by a $1,341,000 increase in selling, general and administrative expense representing an increase of 40% over the same period one year earlier. Total selling, general and administrative expenses as of December 31, 1997 reached $4,600,000 as compared to $3,272,000 for the same period ended December 31, 1996. Operating expenses in Alabama were reduced by 29% or $355,000 from 1996 levels of $1,195,000 to $839,000 in 1997. Illinois operating expenses grew by 54% from 1,091,000 to $1,682,000 for the six month periods ended December 31, 1996 and 1997, respectively, due to increased client volume. Missouri and Mississippi operating expenses grew by 47% and 133%, respectively. Missouri operating expenses reached $207,000 for the six month period as opposed to $140,000 for the same six months the year before. Mississippi operating expenses posted significant gains from $269,000 in 1996 to $628,000 in 1997 due to start up expenses associated with the 10 new Mississippi offices that opened during the first quarter of fiscal 1998.

Administrative salaries grew by $782,000 from $1,737,000 to $2,519,000 f o r the six month periods ended December 31, 1996 and 1997, respectively. The bulk of the increase ($578,000) is attributable to
growth   in  the  Company's  Illinois  operations  with  the  remainder attributable to expansion of revenues in Alabama and Mississippi. Professional fees grew by $237,000 from $88,000 in 1996 to $326,000 in 1997 with the increase largely attributable to pending litigation and the need to update securities filings. Occupancy costs increased by $46,000 from $855,000 to $901,000 with the additional cost entirely due to opening of new locations in Mississippi. For the six month period, travel expenses increased by $46,000 from $133,000 to $179,000 with the entirety of the increase stemming from efforts to increase marketshare in Mississippi. Advertising and promotional expenditures rose by $182,000 ($167,000 to $349,000) for the six months ended December 31, 1997. Approximately $140,000 of the increase is derived from marketing efforts in Mississippi. The remainder of the increase ($42,000) is the result of similar marketing efforts for the four new offices in Illinois. Bad debt reserves were increased by $170,000 from 1996 to 1997 with the majority of the increase ($94,000) in Illinois. Bad debt reserves, as of December 31, 1997 totalled $364,000. Interest expense increased by $20,000 from $36,000 in 1996 to $56,000 in 1997 due entirely to the outstanding borrowings under the Company's line of credit.

Overall, operating expenses increased, as a percentage of revenues, from 30% ($3,272,000) for the six months ended December 31, 1996 to 36% ($4,614,000) for the same quarter ended in 1997.

Earnings: The net loss of $421,000 for the year-to-date at December 31, 1997 compared to net income of $383,000 for the same six months ended December 31, 1996. Basic earnings per share of common stock were $(.22) and $.20 for the six month periods, respectively, based on 3.8 Million and 3.5 Million shares outstanding. The EPS calculation is based on the Modified Treasury Method of computing earnings in accordance with the provisions of FAS 128. The Company has 1,710,000 warrants outstanding as a result of its initial public offering, 71,250 of which are underwriter's warrants.

EARNINGS OUTLOOK:

As noted in its 10-KSB for the year ended June 30, 1997, the Company has invested in the establishment of approximately 14 new offices in Mississippi and Illinois in anticipation of securing clients pursuant to new contracts with state and/or area agencies on aging. During the first and second quarters of fiscal 1998, the Company invested in several promotional campaigns designed to establish name recognition and awareness in the new communities it serves. While the Company anticipates the realization of projected new business in Illinois and Mississippi, there can be no assurance that such business will actually materialize within the time frames projected by the Company. As a result, the Company will continue to closely monitor each of its operating locations and may elect to consolidate one or more such locations if operating losses exceed planned thresholds.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's basic cash requirements are for operating expenses, generally comprised of labor, occupancy and administrative costs. The Company relied in 1997 on remaining cash proceeds from its initial public offering and borrowed capital to augment cash flows from operations for the purpose of expanding its business. For the remainder of fiscal 1998 the Company has secured expansion capital by financing certain of its accounts receivable. The Company's net working capital as of December 31, 1997 stood at $2,098,000. The ratio of current assets to current liabilities as of December 31, 1997 was 1.55:1. As of December 31, 1997, the accrued obligations that may require large or unusual amounts of cash include payment of amounts that may be owed to the Medicare program on the part of Homemakers of Montgomery, Inc. ($535,492) and payment of the note now due and arising from the purchase of the Oxford companies ($325,000). It should be noted, however, that the indebtedness related to purchase of the Oxford companies remains the subject of pending litigation as further disclosed in the Company's 10-KSB for the year ended June 30, 1997.

In  addition  to  the  accrued  obligations noted above, the surety bond requirement  for  the  Company' s  Medicare  home  health  agencies  may
n e cessitate a substantial deposit. Currently, underwriters are requiring underlying bond collateral of up to 100% of the face of Medicare surety bonds. Pending finalization of revised regulations, the Company's bonding requirement could approximate $400,000.

The Company' s indebtedness was $1,521,000 as of December 31, 1997 divided among a bank loan secured by certain receivables in the amount of $1 Million, a $325,000 note secured by the capital stock of Homemakers of Montgomery, Inc. arising from the purchase of Oxford Health Care, a $162,500 secured note used to finance the purchase of an airplane, capital leases and automobile installment loans in the amount of $33,000. The Company, on December 30, 1997, entered into a revolving credit agreement that will provide working capital in an amount equal to the lesser of $3.5 Million or 75% of eligible accounts receivable subject to compliance with certain financial covenants including maintenance of a defined current ratio of at least 1.25:1 and defined tangible net worth of not less than $2,625,000. In addition to the entirety of its accounts receivable, the capital stock of the Company's subsidiaries forms the collateral basis for the loan. Subsequent to December 31, 1997, in connection with establishment of its replacement credit facility, the Company has incurred approximately $1.3 Million of additional indebtedness bringing the total drawn on the facility to $2.3 Million as of February 17, 1998.

Cash used by operations for the first half of fiscal 1998 amounted to $719,000 as compared to $1,483,000 of cash used for operations in the same two quarters of the previous year. Cash used by investing activities in the amount of $43,000 compares to $149,000 for the quarters ended December 31, 1996. Cash realized from an increase of the Company's indebtedness in October reached $68,000, yielding an overall decrease in the Company's cash position of $694,000. For the same period a year earlier, the Company used $178,000 of cash to pay down indebtedness of the Oxford companies which yielded an overall decrease in the Company's cash position of $1,810,000. The Company's cash position at December 31, 1997 stood at $177,000 as compared to $925,000 for the six months ended December 31, 1996.

The Company presently has 1,638,750 Warrants outstanding with an exercise price of $6.00. The Warrants can be exercised at any time subsequent to the public offering and can be called anytime after December 5, 1996 provided the closing price of the Company's Common Stock is equal to or greater than $9.00 for ten consecutive days. The Company stands to realize a maximum of approximately $9.8 Million from the exercise of its Warrants. There can be no assurance, however, that the closing price of the Company's common stock will reach a level sufficient to precipitate exercise of the Warrants. As of the close of business February 16, 1997, the closing price of the Common Stock on the NASDAQ Stock Market was $1.75.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings which it believes may have a materially adverse effect on the Company' s financial condition or results of operations.

The Company has been named as a party to a suit filed by the family of Oxford Health Care's former owner (now deceased) in which the family seeks to claim, for the decedent s estate, approximately $300,000 in life insurance proceeds payable under two key-man insurance policies owned by the Company. The insurance proceeds are being held in escrow pending resolution of the asserted claim. In the meantime, the company has responded with a counter claim in which it seeks to reduce the amount of the $325,000 note payable to the former owner by approximately $209,000. The proposed reduction in the principal of the note, which was due in January 1998, is the result of bad debts arising from periods prior to the acquisition date, balance sheet adjustments arising from a post closing audit of the Oxford companies and other extraordinary expenses. The transaction agreement memorializing the acquisition of Oxford by the Company contemplates each of the proposed adjustments to the principal of the note. The Company has not made entries in its financial statements to effect either recognition of the insurance proceeds or the proposed reduction of the note.

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


          HELP AT HOME, INC.

          Registrant



          Date:     February 17, 1998        /s/ Louis Goldstein
                                             Louis Goldstein
                                             CEO/Chairman

          Date:     February 17, 1998        /s/ Sharon S. Harder
                                             Sharon S. Harder
                                             Principal Financial Officer