Form 10QSB
period 1998-03-31
HELP AT HOME INC
filed 1998-05-15
CIK 1001109

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-QSB

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1998
                     Commission File No. 033-97034

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

Indicate by checkmark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

 Common Stock, par value $.02 per share, 1,869,375 shares outstanding as of May 11, 1998

Transitional Small Business Disclosure Format: Yes      No   X

                          Help at Home, Inc.
                                 Index


PART I.   FINANCIAL INFORMATION

ITEM 1    Consolidated Balance Sheets at
          June 30, 1997 and March 31, 1998                   1

          Consolidated Statements of Income
          for the three month periods ended
          March 31, 1997 and 1998                            2

          Consolidated Statements of Income
          For the nine month periods ended
          March 31, 1997 and 1998                            3

          Consolidated Statements of Cash Flows
          for the nine month periods ended
          March 31, 1997 and 1998                            4

          Notes to the Consolidated Financial Statements     5

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS      9

PART II:  OTHER INFORMATION                                 17

ITEM 1    LEGAL PROCEEDINGS                                 17

ITEM 2    CHANGES IN THE RIGHTS OF THE COMPANY'S
          SECURITY HOLDERS                                  17

ITEM 3    DEFAULTS UPON SENIOR SECURITIES                   17

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS                                  18

ITEM 5    OTHER INFORMATION                                 18

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                  18

          SIGNATURES                                        19

                           HELP AT HOME, INC.
                      Consolidated Balance Sheets
                                             March 31   June 30
                                               1998       1997
                                           (Unaudited) (Audited)
                                Assets
Current Assets:
     Cash and cash equivalents             $ 1,271,049  $ 870,634
     Accounts receivable (net of
       allowance for doubtful accounts of
      $458,362 and $167,000, respectively    6,449,853  5,055,469
     Prepaid expenses and other                504,728    154,774
     Federal income tax receivable             279,259    119,000
     Deferred income taxes - current           272,756    281,052
                                             ---------  ---------
          Total current assets               8,777,645  6,480,929

     Furniture and equipment, net              420,643    474,979
Other Assets:
     Due from officer                          130,705    121,564
     Goodwill (net of amortization of
      $242,667 and $154,000 respectively)    2,299,587  2,401,816
     Other assets                               88,275     88,275
                                             ---------  ---------
          Total other assets                 2,518,567  2,611,655
                                             ---------  ---------
          Total Assets                     $11,716,855 $9,567,563
                                           =========== ==========
                              Liabilities
Current Liabilities:
     Accounts payable                      $   765,328 $  685,466
     Accrued expenses                        1,734,438  1,142,735
     Due to third party payors                 663,692    239,436
     Current maturities of long-term debt    2,776,578  1,290,485
     Income taxes payable                      151,337    151,337
     Deferred income taxes - current           146,000    146,000
                                             ---------  ---------
          Total current liabilities          6,237,363  3,655,459

     Deferred income taxes - noncurrent        173,463    242,000
     Long-term debt, less current portion      124,170    162,475
                                             ---------  ---------
          Total Liabilities                  6,535,006  4,059,934
                         Stockholders' Equity
Preferred stock, par value $.01 per share;
   1,000,000 shares authorized, none outstanding
Common stock, par value $.02 per share;
   14,000,000 shares authorized, 1,869,375
   issued and outstanding                       37,388     37,388
Additional paid in capital                   3,694,406  3,694,406
Retained earnings                            1,450,055  1,775,835
                                             ---------  ---------
          Total Stockholders' Equity         5,181,849  5,507,629
          Total Liabilities and
            Stockholder's Equity           $11,716,855 $9,567,563
                                           =========== ==========

         The accompanying notes to these financial statements
                     are an integral part hereof.


                          HELP AT HOME, INC.
                   Consolidated Statements of Income
                              (Unaudited)


                                        Three Months Ended March 31
                                             1998        1997

     Service fees                           $6,241,368 $5,931,151

     Direct cost of services                 4,423,899  3,756,847
                                            ----------  ---------

     Gross margin                            1,817,469  2,174,304

     Selling, general and
        administrative expenses              2,428,134  1,874,874
                                             ---------  ---------

     (Loss) income from operations            (610,665)   299,430

     Interest (expense) income - net           (79,977)   (15,638)

     Other income                              598,873
                                             ---------  ---------

     (Loss) income before income taxes         (91,769)   283,792

     Federal and state income tax
          (benefit) expense                   (187,089)   122,300
                                             ---------  ---------

     Net income                             $   95,320  $ 161,492
                                            ==========  =========

     Earnings per common share:

          Basic                              $     .05  $    .09

     Weighted average number of shares       1,869,375  1,869,375

         The accompanying notes to these financial statements
                     are an integral part hereof.

                          HELP AT HOME, INC.
                   Consolidated Statements of Income
                              (Unaudited)


                                        Nine Months Ended March 31
                                             1998        1997

     Service fees                         $18,938,191 $16,524,385

     Direct cost of services               13,023,490  10,658,541
                                          -----------  ----------

     Gross margin                           5,914,701   5,865,844

     Selling, general and
        administrative expenses             7,041,957   5,014,937
                                          -----------  ----------

     (Loss) income from operations         (1,127,256)    850,907

     Interest (expense) income - net         (136,238)      1,684

     Other income                             598,873
                                          -----------  ----------

     (Loss) income before income taxes       (664,621)    852,591

     Federal and state income tax
          (benefit) expense                  (338,844)    356,808
                                          -----------  ----------

     Net (loss) income                    $  (325,777) $  495,783
                                          ===========  ==========

     Earnings per common share:

          Basic                              $   (.17) $     .27

     Weighted average number of shares      1,869,375   1,869,375

        The accompanying notes to these financial statements
                     are an integral part hereof.

                          HELP AT HOME, INC.
                 Consolidated Statements of Cash Flows
                              (Unaudited)
                                      Nine Months Ended March 31
                                           1998          1997
Cash flows from operating activities:
     Net (loss) income                  $ (325,777) $ 495,783
     Adjustments to reconcile net (loss)
      income to cash used in operating
      activities:
          Depreciation and amortization    215,651    212,357
          Deferred taxes                  (222,293)  (705,560)
          Debt adjustment                 (241,282)
          Changes in:
             Accounts receivable        (1,394,387)(2,222,894)
             Prepaid expenses and other   (349,955)  (215,207)
             Accounts payable               79,863    153,902
             Other current liabilities     623,985    497,776
             Due to third party payors     424,256
             Income taxes payable            1,793     24,690
                                         ---------  ---------
             Net cash used in operating
               activities               (1,188,146)(1,808,533)
                                         ---------  ---------
Cash flows from investing activities:
     Purchase of property and equipment    (59,086)  (228,611)
     Acquisition of subsidiaries                     (175,012)
     Increase in shareholder loans          (9,141)   (12,329)
     Return of investment deposit                     149,000
     Other investments                                (20,049)
                                         ---------  ---------
             Net cash used in investing
               activities                  (68,227)  (287,001)

Cash flows from financing activities:
     Proceeds from issuance of debt      2,704,487  1,052,546
     Repayment of indebtedness          (1,047,699)  (740,995)
                                         ---------  ---------
             Net cash provided by
               financing activities      1,656,788    311,551
                                         ---------  ---------

Net increase (decrease) in cash            400,415 (1,783,983)

Cash and cash equivalents:
     Beginning of period                   870,634  2,734,705
                                         ---------  ---------
     End of period                      $1,271,049 $  950,722
                                        ========== ==========

Cash flow information:
     Cash payments for:
          Interest                      $  142,972 $   11,365
          Income taxes                             $  892,255

      The accompanying notes to these financial statements are an integral part hereof.

                          HELP AT HOME, INC.

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   Basis of presentation

These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Help at Home, Inc.'s (the Company) Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (1997 Form 10-KSB). The following Notes to the Consolidated Financial Statements highlight significant changes to the Notes included in the 1997 Form 10-KSB and such interim disclosures as required by the Securities and Exchange Commission. Certain financial information normally included in annual financial statements prepared in accordance with generally accepted accounting principles but not required for interim reporting purposes has been omitted. The accompanying unaudited Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The financial results for interim periods may not be indicative of financial results for a full year.

Note 2:   Debt

Effective December 30, 1997, the Company entered into a one-year revolving credit agreement with Harris Trust and Savings Bank (Harris
Bank), Chicago, IL. The Company expects to utilize the credit facility to fund ongoing working capital requirements. The credit facility, collateralized by the entirety of the Company's accounts receivable together with the capital stock of the Company's subsidiaries (other than Homemakers of Montgomery, Inc.), has a maximum allowable loan limit of $3.5 Million or 75% of eligible accounts receivable, whichever is less. The Company must, during the life of the credit facility, maintain defined tangible net worth of at least $2,625,000 and a defined current ratio of no less than 1.25:1. The transaction with Harris Bank replaced the Company's previous credit facility in the amount of $1 Million which was collateralized with the accounts receivable and capital stock of the Company's Help at Home (IL) subsidiary.

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

Settlements Due to Medicare. As a Medicare provider, the Company continually has estimated settlements due to and from Medicare. Estimated settlements due to Medicare in the accompanying financial statements are the result of interim reimbursement rates (rates at which the Company has been paid for its services throughout the year) in excess of actual costs of providing home health care services to the Medicare beneficiaries it serves. Historically, the Company has funded settlements due to the Medicare program when they become due in conjunction with the filing of year-end cost reports. Among the Company's Medicare certified home health providers, the estimated amounts due to the Medicare program are as follows:

     Lakeside Home Health Agency, Inc.       $    5,360
     Rosewood Home Health, Inc.                  16,533
     Homemakers of Montgomery, Inc.             641,799
                                             ----------
     Total                                   $  663,692
                                             ==========

On March 30, 1998 the Company filed, on behalf of Homemakers of Montgomery, Inc., a year-end cost report as of October 31, 1997 which established an amount due to the Medicare program of approximately $475,000. In conjunction with the filing of the cost report, the Company requested that the Medicare intermediary establish a repayment schedule pursuant to which the Company can repay the amount owed over a period of several months. To date, the Company has not been notified of the decision regarding its request.

In conjunction with implementation of the Balanced Budget Act of 1997, an interim payment system which alters the formula for reimbursement of home health services has been established for cost reporting periods beginning on or after October 1, 1997. Under the interim payment plan home health agencies will be paid at the lowest of (1) actual costs;
(2)reduced per visit limits; or (3) a blended, provider-specific per
beneficiary limit based on 98 percent of 1994 costs.   The interim
payment system will affect Homemakers of Montgomery as of November 1, 1997, Rosewood Home Health as of January 1, 1998 and Lakeside Home Health Agency (MO) as of September 1, 1998. The Company has not yet been advised of the final per visit or beneficiary limits for its Medicare home health agencies; however, it expects to receive the notification shortly. In the interim, the Company has estimated final reimbursement taking into consideration the limits imposed by the new Medicare formula and believes it has adequately provided for any adjustments that may be related to lower Medicare reimbursement rates. The interim payment plan is a temporary transition to a prospective payment system.

Medicare Provider Status: The Company operates Homemakers of Montgomery, Inc. pursuant to an established Certificate of Need (CON) that has, historically, enabled the Company to offer home health care services to Medicare beneficiaries residing in Montgomery County, Alabama. The Company has prevailed in a long-standing effort to secure additional CONs that allow the extension of its service area to include Macon and Tallapoosa Counties.

The Company established Lakeside Home Health Agency, Inc., an Illinois corporation (Lakeside IL), in fiscal 1997 for the purpose of providing Medicare home health services to patients residing in and around metropolitan Chicago. In August 1997, Lakeside IL received notification of its certification as a Medicare provider. Pursuant to its certification Lakeside IL applied for its Medicare provider number. To date, Lakeside IL has not received its Medicare provider number and cannot, as a result, bill the Medicare program for services rendered to Medicare home health patients. As a result, even though the Company believes that Lakeside IL's provider number will be retroactive to the agency's initial certification date, no revenues have been recognized for Lakeside IL and Services are being kept to a minimum pending further notification of Lakeside IL's provider status.

Medicare Surety Bonds: The Company's Medicare home health agencies must, pursuant to federal regulations published on January 2, 1998, obtain surety bonds equal to 15% of total Medicare costs for the last filed cost report or $50,000, whichever is more. Under the regulation, failure to secure the surety bond and properly notify the Medicare intermediary thereof, will result in revocation of Medicare provider status. As a result of the stringent requirements imposed by Medicare on bond underwriters, the majority of home care providers have been unable to secure the required bonds. In response to the difficulties encountered by providers, the Health Care Financing Administration
(HCFA) has indicated its intention to review and revise the surety bond regulations. Final regulations are expected by mid-1998. In the meantime, the Company has, in compliance with directives received from HCFA, notified its Medicare intermediaries of the fact that it has not, yet, secured surety bonds for its Medicare home health providers.

Termination and Benefits Agreements:

As of October 1997, the Company's Compensation Committee established a termination and benefits policy with respect to key executive employees which provides for payment of severance and benefits to promote adherence to the Company's non-competition policies in the event of involuntary termination without cause and/or a change in control. As of March 1, 1998 the Company entered into employment agreements with the Chief Operating and Chief Financial Officers. In the event of a change in control the maximum aggregate salary commitment for these employees would be approximately $900,000.

As of December 5, 1997 the Compensation Committee also approved a revised, ten-year contract for the Chief Executive Officer which provides for severance and a one-time change of control payment in the event of involuntary termination without cause or termination arising from a change in the ownership and/or management of the Company. Assuming an effective date of June 1, 1998, the maximum aggregate severance commitment pursuant to the this contract provision is approximately $2,555,000. The change of control payment is defined as an amount equal to 10% of excess market capitalization of the Company on the 30th day following the change in control. Excess market capitalization is defined as an amount equal to the Company's outstanding capital stock multiplied by the closing per share price on the 30th day following the change less $6 Million.

Self Funded Insurance Plan:

The Company instituted a partially-self funded employee health coverage program on July 1, 1997. The Company is required, under the program, to fund claims for its participating employees up to an established per-employee limit. Claims in excess of such limits are insured by a third-party reinsurer. The Company estimates its liability for both outstanding as well as incurred, but not reported, claims based on historical loss experience. Differences between actual losses and reserve estimates are recognized in the period in which such differences become known. Management believes that any difference between actual losses reported after March 31, 1998 (and related to the period then ended) and available reserves will not be material.

Note 4:   Earnings Per Share

Earnings per share have been determined by dividing earnings by the weighted average number of shares of Common Stock outstanding during each period.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW:

Help at Home, Inc. (the Company) provides skilled nursing and therapeutic services together with general homemaker services to the elderly, medically fragile and disabled in their homes. The Company has engaged in the provision of unskilled homemaker services for over two decades and entered the skilled services market in 1995. Help at Home operates 41 locations in Illinois, Missouri, Indiana, Alabama, Mississippi and Arkansas. The Company derives a significant portion of its revenues from 15 contracts with the Illinois Department on Aging. Similarly, the Company contracts with other state, regional and municipal agencies for the provision of custodial home care services. The Company also provides Medicare home health services to homebound persons through its four Medicare certified home health agencies located in Illinois, Missouri and Alabama.

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

This report covers the Company's operations for the third quarter of its 1998 fiscal year which will end on June 30, 1998.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997:

Reportable Segments: In keeping with the adoption of SFAS No. 131, disclosures About Segments of an Enterprise and Related Information, the Company has identified reportable segments based on the geographic areas (states) generally disclosed above. Revenues in all four segments are derived from the provision of both skilled services and unskilled homemaker/respite services. In addition to the disclosures made elsewhere herein, the following table presents a quarter to quarter comparison (in thousands) of the Company's segments:

             Alabama       Illinois      Missouri       Mississippi       Total
         1998    1997   1998    1997   1998  1997     1998    1997    1998   1997
Revenue  $1,131  $1,541 $3,863  $3,581  $325  $248   $  922  $  562  $ 6,241 $5,932

Direct
  Costs     845     940  2,754   2,313   210   149      615     355    4,424  3,757
          -----   -----  -----   -----   ---   ---      ---     ---    -----  -----
Gross
  Margin    286     601  1,109   1,268   115    99      307     207    1,817  2,175

Operating
  Expenses  340     568    762     696   198    89      366     117    1,666  1,470
          -----  ------  -----   -----   ---   ---      ---     ---    -----  -----
Operating
  Income
  (Loss) $  (54) $   33 $  347  $  572  $(83) $ 10     $(59)   $ 90  $   151 $  705
         ======  ====== ======  ======  ====  ====     ====    ====  ======= ======
Total
  Assets $3,380  $3,301 $4,405  $3,973  $240  $267    $2,090 $1,552  $10,115 $9,093
         ======  ====== ======  ======  ====  ====    ====== ======  ======= ======

Reconciliation of segments' operating income to consolidated net income is as follows:

                                             1998         1997
     Segments' operating income             $ 151        $ 705

     Plus:
         Nonoperating income                  591

     Less:
          Income tax (benefit) expense       (187)         122
          Corporate overhead expense          834          421
                                            -----        -----
                                            $  95        $ 161
                                            =====        =====

Reconciliation of segments' total assets to consolidated net assets is as follows:

                                          March 31     March 31
                                            1998         1997
     Segments' total assets               $10,115      $ 9,093

     Plus:
          Corporate/support entities'
             total assets                   1,602        1,006
                                         --------      -------
                                         $ 11,717      $10,099
                                         ========      =======

Client Service Revenue: Revenues realized from services to the Company's clients for the three months ended March 31, 1998 grew to approximately $6.2 Million from a level of $5.9 Million for the same quarter of the previous year. The increase reflects overall growth of $310,000 (5%). Custodial and homemaker services grew by $862,000, while services to Medicare beneficiaries dropped by $552,000 reflecting the continued effect of recent regulatory changes in reimbursement for the Company's Medicare certified home health agencies.

A comparison of the third quarter of fiscal 1998 to the same period in fiscal 1997, by state, shows the greatest concentration of revenue growth ($360,000 or 64%) in Mississippi followed by Illinois ($281,000 or 8%), and Missouri ($78,000 or 32%). Revenues derived from Alabama locations decreased by $410,000 due entirely to the reduction in Medicare reimbursement for Homemakers of Montgomery.

Of the revenues realized in the third quarter, approximately $3,286,000 or 53% came from 15 service contracts with the Illinois Department on Aging compared to $2,598,000 (43%) for the same period in fiscal 1997. Homemaker services reimbursed through other state, regional and municipal sources represented $2,450,000 (39%) of total 1998 revenues as compared to $2,276,000 (38%) for the third quarter of 1997. The remaining $505,000 (8%) of revenues came from Medicare as compared to $1,057,000 (18%) for the quarter ended March 31, 1997.

Direct Costs of Providing Services: Direct costs of providing services to clients, comprised of wages and related expenses paid to field staff members, increased by 18% ($667,000) to $4,424,000. Direct costs associated with delivery of custodial services increased by $693,000 due to volume increases. Direct costs of services provided to Medicare beneficiaries were $344,000 as compared to $370,000 for the same quarter in 1997. The proportionate increase in costs of Medicare services (from 35% of revenues in 1997 to 68% of revenues in 1998) is largely the result of a reclassification of certain positions at Homemakers of Montgomery from full time administrative to per diem field positions. Overall direct costs constituted 71% of revenues for the quarter ended March 31, 1998 contrasted to 63% for the same quarter in 1997.

A comparison of direct costs by segment shows that, as a percentage of revenues, third quarter direct costs rose to 75% in Alabama compared to 61% for the same quarter last year. In addition to wage increases, a significant portion of the 14% increase reflects the reclassification of certain wages as noted above for Homemakers of Montgomery. Illinois direct costs, as a percentage of revenue, grew by 6% to 71% primarily reflecting the increase in the minimum wage. Similarly, direct costs increased, as a percentage of revenues, in Missouri and Mississippi by 5% and 4% respectively, due to wage increases.

The gross margin on services declined by $357,000 or 16% to $1,817,000 (from $2,174,000) during the third quarter. Gross margin contributions by state include $287,000 in Alabama (down from $601,000 during the third quarter of 1997 due to reduced Medicare revenues), $1,109,000 in Illinois (down from $1,268,000 during the third quarter of 1997 due to minimum wage adjustments), $115,000 in Missouri (up from $98,000 for the third quarter of 1997 due to volume and rate increases) and $307,000 in Mississippi (as compared to $207,000 for the third quarter of 1997 due to volume increases).

Selling, General and Administrative Expense: The decrease in the company's gross margin was exacerbated by a $23% increase in selling, general and administrative expense. Operating expenses grew from $1,875,000 for the quarter ended in 1997 to $2,428,000 for the corresponding quarter of 1998 representing an increase of $553,000. Selling, general and administrative expense for the third quarter of 1998 represented 39% of revenues as compared to 32% for the same quarter last year. The $357,000 drop in the gross margin combined with the increase in selling, general and administrative expenses of $553,000 contributed to the $910,000 negative quarter to quarter variance in operating income.

Administrative salaries and benefits grew by $283,000 from $1,030,000 to $1,313,000 for the quarter ended March 31, 1998. Illinois staffing expansion accounted for the entirety of the increase. Approximately $122,000 of the growth in Illinois administrative salaries relates to increased numbers of clients requiring scheduling and other indirect coordinative activities. The remainder of the increase ($188,000) is attributable to other administrative support services.

Professional fees and insurance of $233,000 for the third quarter of 1998 remained relatively unchanged when compared with the third quarter of 1997 which had $228,000 of similar expense. Occupancy and general office expenses grew by $131,000 (39%) from $334,000 to $466,000 with virtually all of the growth attributable to the establishment and operation of new locations in Illinois and Mississippi. Travel expenses decreased by $21,000 (from $96,000 to $74,000) representing a drop of 21% for the 1998 quarter. Advertising and promotional expenses increased by $82,000 to $170,000 representing growth of 92% with virtually all of the growth associated with direct mail and other promotional activities in the Company's newly opened Mississippi and Illinois locations.

Other expenses including depreciation, amortization and reserves for bad debts grew by $73,000 (from $97,000 to $170,000) representing a 65% increase in routine reserves for bad debts. The increase is attributable to revenue volume increases. Interest expense grew by $64,000 to $80,000 representing increased debt service associated with the Company's Harris Bank borrowing facility.

Nonoperating income was recognized during the quarter in the amount of $599,000 due to settlement of litigation involving the acquisition of the Oxford companies in June 1996. The Company settled legal proceedings instituted by the estate of Oxford Healthcare's former owner which sought to collect approximately $350,000 in life insurance proceeds payable under two key-man insurance policies owned by the Company. Also at issue was a proposed $240,000 reduction in principal on the $325,000 note payable in connection with the acquisition. As noted in the Company's most recent 10-KSB, the proposed note reduction was the result of a determination that certain accounts receivable with origination dates prior to the acquisition were uncollectible.
The settlement agreement, entered into as of March 31, 1998, enabled the Company to realize $350,000 in insurance proceeds and approximately $249,000 of additional benefit arising from reduction of the note and associated interest payable to Oxford Healthcare's former owner.

Earnings: The net gain of $95,000 for the third quarter of fiscal 1998 compares to net income of $161,000 for the same quarter of 1997. Basic earnings per share of common stock were $.05 for the third quarter of 1998 compared to $.09 for the same quarter of 1997 based on 1,869,375 shares of common stock outstanding. The EPS calculation is based on the Modified Treasury Method of computing earnings in accordance with FAS
128. The Company has 1,710,000 warrants outstanding as a result of its initial public offering, 71,250 of which are underwriters' warrants.

NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE NINE MONTHS ENDED
MARCH 31, 1997:

Reportable Segments: In keeping with the adoption of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company has identified reportable segments based on the geographic areas (states) generally disclosed herein. Revenues in all four segments are derived from the provision of both skilled nursing services and unskilled homemaker/respite services. In addition to the disclosures made elsewhere herein, the following table presents a year to year comparison (in thousands) of the Company's segments.

             Alabama       Illinois      Missouri       Mississippi       Total
         1998    1997   1998    1997   1998  1997     1998    1997    1998   1997
Revenue $4,129 $3,976 $11,551 $10,193  $980  $706 $ 2,278  $ 1,859  $18,938 $16,734

Direct
  Costs  2,977  2,301   7,941   6,710   603   460   1,502    1,235   13,023  10,706
         -----  -----   -----   -----   ---   ---   -----    -----   ------  ------
Gross
  Margin 1,152  1,675   3,610   3,483   377   246     776      624    5,915   6,028

Operating
 Expense 1,180  1,762   2,444   1,787   405   229     994      386    5,023   4,164
         -----  -----   -----   -----   ---   ---     ---      ---    -----   -----
Operating
 Income
 (Loss)$  (28)$  (87) $ 1,166 $ 1,696  $(28) $ 17 $  (218)  $  238  $   892 $ 1,864
       ====== ======  ======= =======  ====  ==== =======   ======  ======= =======
Total
 Assets$3,380 $3,301  $ 4,405 $ 3,973  $240  $267 $ 2,090   $1,552  $10,115 $ 9,093
       ====== ======  ======= =======  ====  ==== =======   ======  ======= =======

Reconciliation of segments' operating income to consolidated net income (loss) is as follows:

                                             1998         1997
     Segments' operating income            $  893        $1,864

     Plus:
         Nonoperating income                  591

     Less:
          Income tax (benefit) expense       (339)          357
          Corporate overhead expense        2,149         1,011
                                           ------        ------
                                           $ (326)       $  496
                                           ======        ======

Reconciliation of segments' total assets to consolidated net assets is as follows:

                                         March 31       March 31
                                           1998           1997
     Segments' total assets               $10,115       $9,093

     Plus:
          Corporate/support entities'
             total assets                   1,602        1,006
                                          -------      -------
                                          $11,717      $10,099
                                          =======      =======

Client Service Revenue: Revenues derived from services to the Company's clients for the nine months ended March 31, 1998 grew to $18.9 Million from $16.5 Million for the same period in fiscal 1997 representing an increase of 15%. Custodial services increased by $3.0 Million representing a 21% growth rate, while services to Medicare beneficiaries over the nine month period diminished by 21% ($570,000) to $2.1 Million. The reduction in Medicare services is a reflection of recent regulatory changes.

A comparison of the nine months of fiscal 1998 to the same period in fiscal 1997, by state, shows the greatest concentration of revenue growth in Illinois ($1,358,000 or 13%) followed by Mississippi ($419,000 or 23%), Missouri ($274,000 or 39%) and Alabama ($153,000 or 4%). Of
the year to date revenues realized by the Company, approximately $8,487,000 (45%) were derived from services provided to the Illinois Department on Aging as compared to $8,284,000 (50%) for the same period in fiscal 1997. Homemaker services reimbursed through other state, regional and/or municipal sources represented $9,401,000 (50%) of revenues while services to Medicare beneficiaries comprised $2.1 Million or 11% of total revenues.

Direct Costs of Providing Services: Direct costs or providing services to clients are primarily comprised of wages and related expenses paid to field staff members. Direct costs increased by 23% from $10,659,000 to $13,032,000. Approximately $2 Million of the increase (84%) is attributable to volume increases. The remainder is the result of wage reclassifications at Homemakers of Montgomery (10% or $236,000) and minimum wage increases (6% or $142,000).

The gross margin on services increased by 1% from $5,866,000 to $5,915,000 for the nine months ended March 31, 1998. As a percentage of revenues, the gross margin for the first three quarters of 1998 was 31% as compared to 35% for the previous year.

Selling, General and Administrative Expense: Administrative expenditures increased by $2,027,000 (40%) from $5,015,000 to $7,042,000.
Administrative salaries and benefits increased by $1,008,000 over the nine month period and reached $3,832,000 or 20 percent of associated revenues. Administrative salaries comprised 17% of revenues for the same period in the prior year. Illinois staffing expenses were up by $1,191,000 for 1998 with approximately 54% ($637,000) of that amount attributable to volume increases in the Company's Illinois offices. The remainder of the increase ($554,000) in Illinois is attributable to
other administrative support services.   All other locations accounted
for a cumulative reduction in administrative salary expense of $184,000. Professional fees grew to $559,000 for the nine months ended March 31, 1998 as compared to $410,000 for the same period a year earlier. The bulk of the increase is associated with securing two new CONs in Alabama and legal fees incurred in the matter arising from acquisition of the Oxford companies. General office and occupancy expenses for the nine month period rose by $313,000 (22%) reflecting the increased cost of occupancy for the newly established offices in Illinois and Mississippi. For the nine month period, travel expenses rose by $55,000 or 27% with the entirety of the increase attributable to travel associated with
promotion of new office locations.   Depreciation and amortization
expenses were $216,000 in 1998 as compared to $212,000 for the same period in 1997. Advertising and promotional expenses doubled from $250,000 in 1997 to $520,000 for the same nine month period in 1998 reflecting expense associated with direct mail and other promotional efforts. Interest expense for the nine months ended March 31, 1998 stood at $136,000 as opposed to $1,700 for the same period one year earlier.

Overall, operating expenses increased, as a percentage of revenues, from 30% ($5,015,000) to 37% ($7,042,000) for the nine months ended March 31,
1998.

Earnings: The net loss of $326,000 for the year to date at March 31, 1998 compares to net income of $496,000 for the same period in 1997. Basic earnings per share of common stock were $(.17) as compared to $.27 for the same period in 1997 based on 1,869,375 shares outstanding. The EPS calculation is based on the Modified Treasury Method of computing earnings in accordance with the provisions of FAS 128. The Company has 1,710,000 warrants outstanding as a result of its initial public offering, 71,250 of which are underwriters' warrants.

EARNINGS OUTLOOK:

As noted in its 10-KSB for the year ended June 30, 1997, the Company has invested in the establishment of approximately 14 new offices in Mississippi, Missouri, Arkansas and Illinois in anticipation of securing clients pursuant to new contracts with state and/or area agencies on aging. During the first three quarters of fiscal 1998, the Company has continued to invest significant resources in promotional campaigns aimed at increasing revenues in the new communities it serves. While the Company anticipates the realization of projected new business, there can be no assurance that such business will actually materialize within the time frames projected by the Company. As a result, the Company will continue to closely monitor each of its operating locations and may elect to consolidate one or more such locations if operating losses exceed planned thresholds.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's basic cash requirements are for operating expenses, generally comprised of labor, occupancy and administrative costs. The Company relied in 1997 on remaining cash proceeds from its initial public offering and borrowed capital to augment cash flows from operations for the purpose of expanding its business. Funds borrowed in 1997 pursuant to the Company's line of credit with the Bronson Gore Bank were repaid in full in December 1997. For the remainder of fiscal 1998 the Company has secured expansion capital by financing certain of its accounts receivable. The Company's net working capital as of March 31, 1998 stood at $2,243,000. The ratio of current assets to current liabilities as of March 31, 1998 was 1.4:1. As of March 31, 1998 the accrued obligations that may require large or unusual amounts of cash include payment of amounts that are owed to the Medicare program on the part of Homemakers of Montgomery, Inc. ($642,000).

In addition to the accrued obligations noted above, the surety bond requirement for the Company's Medicare home health agencies may necessitate a substantial deposit. The Company is unable to determine the size of such a deposit in the absence of final regulations which will significantly influence bond collateral requirements. The Company believes that its bonding requirement will not exceed $400,000.

The Company's indebtedness was $2.9 Million as of March 31, 1998 divided among the bank loan secured by certain receivables in the amount of $2,604,000, a $153,000 secured note used to finance the purchase of an airplane, a $116,000 note secured by the capital stock of Homemakers of Montgomery, Inc. arising from the purchase of Oxford Health Care, capital leases and automobile installment loans in the amount of $23,000.

The Company, on December 30, 1997 entered into a revolving credit agreement that will provide working capital in an amount equal to the lesser of $3.5 Million or 75% of eligible accounts receivable subject to compliance with certain financial covenants including maintenance of a defined current ratio of at least 1.25:1 and defined tangible net worth of not less than $2,625,000. In addition to the entirety of its accounts receivable, the capital stock of the Company's subsidiaries forms the collateral basis for the loan. The loan balance is currently within approximately $64,000 of its maximum limit. Interest on the loan is being charged at the rate of 8.5%.

Cash used by operations for the first three quarters of fiscal 1998 amounted to $1.2 Million as compared to $1.8 Million of cash used for operations in the same three quarters of the previous year. Cash used by investing activities in the amount of $68,000 compares with $287,000 year to year. Proceeds derived from financing activities yielded $1,657,000 compared to $312,000 for the same nine month period of 1997 due to the use of borrowed funds to finance new and existing operations. The Company's cash position at March 31, 1998 stood at $1,271,000 as compared to $951,000 as of March 31, 1997.

The Company presently has 1,638,750 Warrants outstanding with an exercise price of $6.00. The Warrants can be exercised at any time subsequent to the public offering and can be called anytime after December 5, 1996 provided the closing price of the Company's Common Stock is equal to or greater than $9.00 for ten consecutive days. The Company stands to realize a maximum of approximately $9.8 Million from the exercise of its Warrants. There can be no assurance that the closing price of the Company's common stock will reach a level sufficient to precipitate exercise of the Warrants. As of the close of business May 12, 1998, the closing price of the Common Stock on the NASDAQ Stock Market was $1.75.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings which it believes may have a materially adverse effect on the Company's financial condition or results of operations.

ITEM 2.   CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS.

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

     HELP AT HOME, INC.

     Registrant




     Date:          May 14, 1998   /s/ Louis Goldstein
                                   Louis Goldstein
                                   CEO/Chairman

     Date:          May 14, 1998   /s/ Sharon S. Harder
                                   Sharon S. Harder
                                   Principal Financial Officer