Form 10KSB
period 1998-06-30
HELP AT HOME INC
filed 1998-10-15
CIK 1001109

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.
                              Form 10-KSB
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                for the fiscal year ended June 30, 1998
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

                             312-663-4244
         (Registrant's telephone number, including area code)

Securities registered pursuant to section 12(g) of the Act:
Title of Each Class:            Name of Exchange on which registered:

Common Stock, Par Value $0.02                  NASDAQ National Market

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No[]

Indicate by checkmark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment in this Form 10-KSB [x]

Registrant's revenues for its most recent fiscal year: $23,137,194

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of October 13, 1998 was approximately $747,534 (for purposes of the foregoing calculation only, each of the registrant's officers and directors is deemed to be an affiliate).

There were 1,869,375 shares of the registrant's Common Stock outstanding as of September 30, 1998.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check One) Yes [ ] No [x]

                                PART I

Item 1.   DESCRIPTION OF BUSINESS

Help at Home, Inc. ("Help at Home") and its subsidiaries (collectively, the "Company") provide homemaker, custodial and personal home health care services to elderly and disabled persons within their homes. Such services consist of nutritional planning and assistance, household management, personal care, skilled nursing interventions, rehabilitative therapy, and medical social work services. The majority of the Company's clients are obtained and served through 20 regional contracts with the Illinois Department on Aging ("IDOA") and 31 contracts with other state and municipal agencies. Help at Home also provides medically necessary, skilled home health care services through its subsidiaries that are certified as Medicare home health agencies. In light of recent changes in Medicare's home health reimbursement methodology, the Company's Board of Directors voted to exit the Medicare business and discontinue, in fiscal 1999, all Medicare home health operations. The Company operates 35 offices in Illinois, Indiana, Missouri, Alabama, Mississippi, and Arkansas.

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

Lakeside Home Health Agency, Inc. was incorporated in the State of Missouri on April 20, 1993. Lakeside Home Health Agency, Inc., a Medicare certified home health agency, was acquired by the Company on July 20, 1995. Lakeside Home Health Agency, Inc., an Illinois corporation, was incorporated on August 3, 1995.(See Overview of the Home Care Industry ,paragraph 6, regarding the Company's discontinuation of Medicare operations.)

Rosewood Home Health, Inc. was incorporated in the State of Illinois on March 4, 1994. A Medicare certified home health agency, Rosewood was acquired by the Company on January 30, 1996.(See Overview of the Home Care Industry, paragraph 6, regarding the Company's discontinuation of Medicare operations.)

As of May 31, 1996, the Company acquired HASC Staffing Services, Inc., Homemakers of Montgomery, Inc. and Statewide Healthcare Services, Inc., all doing business as Oxford Health Care (the "Oxford companies"). HASC Staffing Services, a Mississippi corporation, was incorporated on March 23, 1986. Homemakers of Montgomery, Inc., an Alabama corporation, was incorporated on March 27, 1985.(See Overview of the Home Care Industry, paragraph 6, regarding the Company's discontinuation of Medicare operations.) Statewide Healthcare Services, Inc., a Mississippi corporation, was incorporated on January 10, 1974.

As of October 1, 1996, the Company acquired Preferred Nursing Care, Inc.,an Alabama corporation. Preferred Nursing Care, Inc. was incorporated in the State of Alabama on April 28, 1994. Preferred Nursing Care's operations were merged into those of Statewide Healthcare Services, Inc. in October 1997.

Overview of the Home Care Industry.

The home care industry serves the elderly as well as persons of any age with temporary or permanent disabilities. The primary purpose of home care programs is to keep clients from becoming institutionalized. The need for such services has escalated over the last decade due to the general aging of the population and the desire of elderly or disabled persons to maintain their quality of life by remaining independent and living in their own homes.

The home care industry accounted for an estimated $42 Billion in expenditures in 1997 with sustained annual growth rates of more than 20%. In addition to the general aging of the population, primary reasons cited for industry growth include the substantial cost savings achievable through at-home care as an alternative to more expensive institutional care, medical and technological advances which enable a growing number of treatments to be administered at home rather than in a medical facility, and Medicare reimbursement policies which continue to provide certain incentives to minimize the length of in-patient hospital stays.

It has been predicted that long-term maintenance (custodial) home care services will be the largest area of growth in the home care field. Fully 20% of those over 65 can be considered frail elderly who experience functional limitations secondary to chronic disease processes; while 46% of those over the age of 85 fall into the frail elderly grouping and are, therefore, candidates for continuous, long-term home support services. The need for assistance with the activities of daily living such as eating, dressing, bathing, walking and household management is sometimes thought of as a social need rather than a medical requirement. However, the provision of these basic services, often by a paid home care worker, is crucial to the health and well-being of the elderly patient and is being considered more and more often as medically necessary, preventive care.

The majority of home care recipients obtain services by participating in federally or state-funded programs for which they are eligible. Medically necessary, skilled home health care interventions, such as those provided through the Company's Medicare certified home health agencies, are reimbursed through Medicare payments. Similarly, non-medical, custodial services to homebound clients are provided pursuant to contracts with agencies such as the Illinois Department on Aging or various Medicaid Waiver programs. The Company is a provider to Medicare, Medicaid and other state and local program recipients through various contract arrangements.

On August 5, 1997, the President signed into law the Balanced Budget Act of 1997 which contained a number of significant changes to the methodology used by the Federal government for calculating Medicare reimbursement for home health services. For all cost reporting periods beginning on or after October 1, 1997 home health agencies will be reimbursed based on the lowest of 1) their actual costs of delivering care, 2) a per visit limit (reduced from 112% to 105% of the national median of labor-related and nonlabor costs per visit), or 3) a blended, agency-specific per beneficiary limit predicated on the agency's 1994 costs. For certain providers without a 12-month, 1994 cost reporting period, the per beneficiary limit is equal to the median of all home health agencies. Additionally, for Medicare patients utilizing more than one home health agency for care, the per beneficiary limit is prorated among all agencies used. Further, as of February 1998, Medicare benefits were qualified to exclude coverage for patients requiring skilled nursing solely for venipuncture to obtain a blood sample. And, finally, the Act mandates the development of a prospective payment system for all home health services with an implementation deadline for cost reporting periods beginning on or after October 1, 1999.

These changes have inspired an ongoing debate as to the long-range impact on availability of services to Medicare beneficiaries with intensive or long-term care requirements and the financial viability of home health agencies, generally, if levels of reimbursement are significantly reduced, as planned. There are a number of proposals pending which may alleviate, somewhat, the impact of the Balanced Budget Act of 1997 on home health agencies; however, the Company is unable to predict the final outcome of such efforts. Based on the Company's assessment of the new payment methodology and its potential long-range financial impact on the Company's Medicare agencies, the Company has elected to exit the Medicare home health business (see Business Strategy). Moreover, the Company believes that at least one ramification of the Medicare reimbursement changes will be to increase demand for custodial and personal care services available from other sources such as state funded waiver programs.

The Company's principal executive offices are located at 223 West
Jackson Blvd., Chicago, IL 60606. The telephone number of the executive office is (312)663-4244.

Business Strategy.

The Company's business strategy is to provide a variety of custodial services to a diversified mix of groups and individuals in the geographic markets served by the Company. The Company expects to continue its expansion of locations and markets it serves through development of additional service contracts, introduction of complementary services, and limited acquisition of existing home care businesses. Key elements of the Company's strategy include:

1) New Market Development and Penetration. The Company has continued its emphasis on development of new operating locations within the states of Illinois, Mississippi, Missouri, and Arkansas. The Company has established 10 new offices since July 1997 for the purpose of responding to contract opportunities that enable the Company to provide custodial services to clients in previously under-served areas. The Company will continue to focus on business development in neighboring areas throughout the Midwest, Southeast, Mid-Atlantic and Southwestern regions of the United States.

2) Consolidation/Elimination of Certain Locations. The Company, in 1998, has undertaken an extensive review of certain under-performing offices to determine if operating efficiencies can be implemented in order to achieve profitability, or conversely, if the location should be closed. As a result of this ongoing process, the number of Alabama locations has been reduced by two. In addition, four Mississippi offices were closed between July and September 1998. In all cases, the contractual relationships and clients have been preserved and reassigned to other geographically proximate operating locations.

3) Achievement of Operating Improvements/Efficiencies. The Company has initiated an office by office review of potential operating efficiencies that has resulted in imposition of homemaker wage caps in both Alabama and Mississippi as a means of controlling direct costs of providing services. Similarly, the Company has imposed limitations on mileage reimbursement for homemakers traveling between clients in Alabama and Mississippi. The Company expects to continue the practice of reviewing potential performance improvement measures and implementing them as necessary.

4) Development of New Services. The Company has made a continuing commitment to pursue temporary professional staffing services in certain areas in order to take advantage of existing marketplace opportunities. With the Company's extensive rosters of nurses and home health aides, it is in an excellent position to offer intermittent nurse/aide staffing services to acute care institutions, physicians' clinics and other facilities.

5) Promotion of Private Services. Traditionally, the majority of custodial services provided by the Company have been pursuant to contractual arrangements with various payors including state and municipal agencies. The Company believes that a significant demand exists for private services paid for by clients themselves or members of their immediate family. The Company is actively developing a promotional strategy to increase this aspect of market share in many of the areas it now serves.

6) Acquiring Complementary Businesses. The Company will, within its financial capacity to do so, pursue acquisition of businesses that complement the Company's existing locations and/or service offerings.

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

Case managers, engaged by state agencies, generally refer custodial care clients to the Company after eligibility for service is determined. Clients are generally assigned to home care companies on a rotating basis unless a specific home care provider is identified by the client to be served. In some rural communities, however, the Company enjoys exclusive status as the only contracted provider of homemaker and personal care services. Approximately 95% of the Company's revenues from continuing operations in fiscal 1998 were derived from the delivery of homemaker services.

Customers.

The Company's customers include, but are not necessarily limited to, case management units, third party administrators, physicians, hospital discharge planners, social workers, third party payers and other types of health care or social service organizations. Approximately 59% of the Company's revenues during fiscal 1998 were derived from the Illinois Department on Aging with another 35% attributable to other homemaker service contracts. Commercial insurance companies, other government funded programs and individuals provided the remaining 6% of the Company's revenue from services. The state and federally funded programs through which the Company derives its revenues require that certain standards for eligibility and participation are continually met.
Billing and payment arrangements with the Company's customers are specified in payor contracts that are non-exclusive and which do not obligate the payor to utilize a certain volume of services over a specified period of time. The Company's customers often use a variety of providers in addition to the Company, thus necessitating competition among several providers on the basis of pricing, array of service offerings, availability of caregivers and/or quality of services.

With regard to the Company's contractual arrangements with the Illinois Department on Aging (IDOA), the Company must ensure that the direct costs associated with providing service to IDOA clients (as such costs are contractually defined) constitute at least 73% of charges. The Company is required to submit an annual audited cost report demonstrating its compliance with this requirement. Management believes that the Company is in compliance with the IDOA cost requirements.

Regulation.

Custodial services are generally unregulated. The Company must, however, maintain certain state and/or federal licenses or certifications in order to offer specific health services. The Company must also perform criminal background checks on its employees in certain states to ensure the integrity of its work force.

With respect to licensure of skilled home health care services, each state specifies the manner in which home health agencies will operate. Approximately half of the states, including Alabama and Mississippi, require that home health agencies possess one or more valid Certificates of Need (CON) in order to qualify as a provider of Medicare home health services. Absent a valid CON, a home health agency may be precluded from providing certain services or expanding its operations into new geographic areas. The Company possesses three Certificates of Need through Homemakers of Montgomery, Inc.

All Medicare home health agencies must also successfully demonstrate, on an annual basis, compliance with Medicare Conditions of Participation in order to continue to provide services to Medicare beneficiaries. Such conditions generally embody established standards for home health agency management of personnel, adherence to patients' rights, supervision of care, financial management and the presence of an independent, professional advisory group. All of the Company's Medicare provider units have successfully passed their annual Medicare surveys.

As well, the Montgomery, AL branch of the Oxford companies has been accredited by the Joint Commission on the Accreditation of Healthcare Organizations (JCAHO).

Competition.

The Company competes with other providers of custodial services for various state and municipal contracts pursuant to a competitive bidding process. Each company competing for a bid is required to provide specific information regarding its history, duration and qualifications as a provider of services.

In the State of Illinois, depending on each bidder's responses to requested information and the fulfillment of specific evaluative criteria, points are awarded to each provider with contracts going to the bidders with the greatest number of accumulated points. They key competitive factors are the length of time in business and the geographic areas served by the provider. Pricing of services is established by the state in advance of the bidding process. As a result of the Company's long operating history, market penetration and presence, the Company has been highly successful in obtaining Illinois contracts for provision of custodial services.

In the States of Alabama and Mississippi, contracts are periodically awarded by state, county or regional area agencies on aging based on competitive pricing of services, provider qualifications, market presence and financial stability. Arkansas and Missouri Medicaid Waiver contracts are available to qualified Medicaid providers.

Competition among home health agencies for Medicare and Medicaid patients is based, in part, on availability of qualified personnel who can be dispatched to care for a patient in a timely manner. Likewise, a home health agency's array of service offerings, geographic coverage and relationships with major referral sources significantly influences competitive position. In states with applicable CON regulations, competition may be somewhat restricted due to the smaller number of providers in any one market. There is limited, if any, price competition with regard to services provided to Medicare and/or Medicaid covered recipients.

Employees.

Exclusive of field personnel who work on a per diem basis the Company has 173 administrative employees.

The number of caregivers providing services to clients varies from day to day. These personnel do not, necessarily, work full time shifts; nor do they exclusively work for the Company. Certain of the Company's part-time field employees in Chicago are represented by a union.
Relations with the union are considered to be good.

The Company has in place a screening process for all of its caregivers to ensure compliance with laws, generally, and the absence of criminal convictions and/or disciplinary actions that limit professional activity.

Description of Property.

The Company's principal executive offices are located at 223 West Jackson Blvd., Chicago, IL and consist of approximately 6,000 square feet of rented space. Similarly, the Company leases office space in each of its 35 operating locations. Office leases are generally for terms of one to five years. The Company has no ownership interest in any property in which it occupies space and is of the opinion that its existing space is adequate for its present purposes.

Item 3.   Legal Proceedings.

The Company is not a party to any legal proceedings which it believes may have a materially adverse effect on the Company's financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders.

The following matters were submitted to a vote of the Company's security holders during the month of June.

     1)   Election of the Company's Board of Directors (See Part III,
          Item 9) for the ensuing year.
     2) Ratification of the appointment of the Company's independent certified public accountants, PricewaterhouseCoopers, LLP.


                                PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

The Company's Common Stock and Warrants are traded on the NASDAQ National Market under the symbols HAHI and HAHIW, respectively. The following table shows the high and low bid price information, as quoted by NASDAQ. Such quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

                       Common Stock Bid Prices by Fiscal Year
                    1997 High  1997 Low      1998 High  1998 Low
HAHI:
     First Quarter    $8.50      $6.50        $4.00     $3.25
     Second Quarter    7.25       4.75         3.25      1.38
     Third Quarter     6.63       4.88         2.13      1.06
     Fourth Quarter    5.38       3.50         2.00      1.31

HAHIW:
     First Quarter    $2.88      $1.88        $ .88    $ .38
     Second Quarter    2.13       1.13          .56      .22
     Third Quarter     1.50       1.00          .50      .31
     Fourth Quarter    1.81        .30          .38      .25

There were approximately ten holders of record of the Common Stock as of September 30, 1998 and four holders of record of the Warrants as of the same date. This number includes shareholders of record who may hold stock for the benefit of others.

The Company does not expect to pay dividends on its Common Stock in the foreseeable future. Management intends to retain all available funds for the development of new business and for use as working capital.

Item 6. Management's Plan of Operation and Discussion and Analysis of Financial Condition.
Overview.

The Company provides home care services in Illinois, Indiana, Missouri, Alabama, Mississippi and Arkansas. The Company's fiscal year ends June
30. Unless otherwise noted, references to 1997 and 1998 relate to the fiscal years ended June 30, 1997 and 1998, respectively.

The Company's revenues are derived mainly from custodial services. The Company believes that the unskilled segment of the overall home care market will continue to experience significant growth due to the aging of the population, continued emphasis on preventive health and long-term independence, early patient discharges from acute care institutions and constraints imposed on Medicare beneficiaries' access to care. The Company is generally well positioned to take advantage of the expected growth in both the custodial home care and home health care segments of the market, provided that working capital necessary to sustain such growth can be secured.

The statements which are not historical facts contained in this form-10-KSB are forward looking statements that involve risks and uncertainties, including, but not limited to, the integration of new acquisitions into the operations of the Company, the ability of the Company to realize profit in its start-up operations, the success of the Company in locating attractive acquisition candidates, the effect of economic conditions and interest rates, general labor costs, the impact and pricing of competitive services, regulatory changes and conditions, the results of financing efforts, the actual closing of contemplated transactions and agreements, the effect of the Company's accounting policies, and other risks detailed in the Company's Securities and Exchange Commission filings. No assurance can be given that the actual results of operations and financial condition will conform to the forward looking statements contained herein.

1999 Operating Plan.

The Company's overall strategy emphasizes the offering of an array of homemaker, personal care and respite services to elderly and disabled clients in their homes, concentrating on geographic areas with favorable demographics and reimbursement trends. The Company intends to continue its implementation of this strategy through growth in existing locations and development of new locations.

The Company committed significant capital resources to the development of new offices in Mississippi during 1998, four of which have subsequently been closed or targeted for consolidation into other remaining locations. The Company also established four new offices in Illinois, two in Missouri and one in Arkansas during 1998. In order to take advantage of opportunities for expansion of its business, the Company must have continued access to working capital. Negotiations with lenders for the purpose of securing long-term financing required to realize operating goals are continuing. In the absence of a long-term commitment, however, the Company may not be able to continue some or all of its current operations (See Liquidity and Capital Resources).

Factors that May Affect 1999 Operating Results.

The Company is currently engaged in negotiations that may result in rate increases for certain of the contracts pursuant to which it provides homemaker services in Alabama. Other Alabama contract rates have already been adjusted, on the average, by 11%. There can be no assurance, however, that such rate increases will be realized. Additionally, new Medicaid Waiver Program regulations regarding the provision of personal care services require increased supervision of such services by a full-time RN supervisor. Absent a rate increase sufficient to offset the expense that will result from additional supervision requirements, the Company may not continue its emphasis on personal care services in Alabama.

The Company received a 9.4% rate increase on its IDOA contracts effectiveas of July 1, 1998. Most of the homemakers providing services in Illinois are compensated at the minimum wage and many of those who reside in Chicago are union members. The collective bargaining agreement in force between Help at Home and the union provides for reopening of wage rate negotiations on behalf of this group of employees in the event contract rates are increased.

The Company elected to exit the Medicare business in June 1998 due to diminishing returns from operations and the uncertainty of future reimbursement for services. This decision affects the Company's following subsidiaries:

     1)   Homemakers of Montgomery, Inc.
     2)   Lakeside Home Health Agency, Inc. (MO)
     3)   Lakeside Home Health Agency, Inc. (IL)
     4)   Rosewood Home Health, Inc.

In connection with its discontinuation of this segment of its business, the Company has estimated, as of June 30,1998, a loss on disposal of the Medicare business based on 1998 operating results and known financial obligations (See 1998 Financial Statements, Notes 16 and 17). While the Company believes that its estimates for discontinuation of operations are sufficient, there can be no guarantee that there will be no additional expense associated with the Company's elimination of this line of business.

Results of Operations:

The following table sets forth, for fiscal year 1998 and 1997, certain items from the Company's Consolidated Statement of Operations expressed as a percentage of net sales.

                                   Fiscal Years Ended June 30
                                       1998         1997
Net sales                              100%         100%
Direct cost of services                 70%          68%
Gross margin                            30%          32%
Operating expenses                      45%          33%
Non-operating income                     2%
(Loss) from continuing operations
   before income taxes                 (13%)         (1%)
Income Tax (Benefit) Expense           ( 3%)          1%
(Loss) from continuing operations      (10%)         (2%)
(Loss) from Discontinued Operations     (6%)         (1%)
Net (Loss)                             (16%)         (3%)

Fiscal 1998 Compared to Fiscal 1997:
Sales.

Client service revenue from continuing operations grew from $19.2 Million in 1997 to $23.1 Million in 1998, for an overall increase of $3.9 Million or 21%. Approximately $2.7 Million of the revenue increase originated with Help at Home, Inc. (IL) with the remaining $1.2 Million attributable to the Company's locations in Alabama and Mississippi (Statewide Healthcare Services, Inc.).

Homemaker services delivered to clients of the Illinois Department on Aging ("IDOA") provided revenues of $13.7 Million, representing 59% of total revenues for the year as compared with $11.5 Million or 60% for 1997. The contractual arrangement with IDOA requires that, at a minimum, 73% of receipts from IDOA client services be spent for direct costs of providing care (as defined by IDOA regulations). The Company's report of its direct costs incurred in the provision of care to IDOA clients is subject to an annual independent audit. Management believes the Company is in compliance with the direct cost requirements imposed
by IDOA.    Accounts receivable from IDOA represented 29% of total
receivables as of June 30, 1998 compared to 32% for the prior year.

The Company also operates pursuant to numerous other contracts with various state and local agencies on aging in Illinois, Indiana, Missouri, Arkansas, Mississippi and Alabama. Revenue derived from such contracts totaled approximately $8.0 Million (35%) versus $4.5 Million (23%) in 1997. Revenue from private, commercial and staffing services yielded $1.4 Million (6%) versus $3.1 Million (17%) in 1997.

Direct Costs of Services.

Direct costs of providing services reached $16.2 Million (70% of revenues) versus $13.1 Million (68% of revenues) in 1997. The growth of $3.1 Million relates to increased volume and an increase in the minimum wage from $4.75 to $5.15 in late 1997.

Selling, General and Administrative Expense.

Operating expenses grew by $4.0 Million from $6.3 Million in 1997 to $10.3 Million in 1998 and comprised, respectively 33% and 45% of the Company's revenues. Virtually all expense categories incurred increases that generally correspond to the growth in revenues and expenses associated with the start up of 17 new offices throughout Mississippi, Arkansas, Illinois and Missouri.

The Company recognized unusual expense during the fourth quarter in the amount of $2.1 Million including a $300,000 loss on the disposal of the Company's Medicare operations, $1.4 Million attributable to the write-off of goodwill, and approximately $400,000 of additional reserves for bad debt. The loss on disposal of Medicare operations relates to the Company's decision to either sell or close its Medicare entities on or before the close of its 1999 fiscal year due to unfavorable changes in Medicare reimbursement methodology for home health care.

Administrative salaries grew from $3.3 Million in 1997 to $4.2 Million in 1998 for an overall increase of 33%. Virtually all of the increase relates to Illinois operations. Administrative salaries were 19% of revenues in 1998 versus 16% in 1997. Professional fees and insurance expenses remained essentially flat at approximately $600,000 for both 1998 and 1997. Occupancy costs also remained essentially flat at $1.6 Million from year to year. Travel expenses grew by 14% during 1998 to $335,000 from $292,000 the year before with all of the increase attributable to corporate support of branch offices.

Bad debt expense increased by $472,000 in 1998, moving from $328,000 in 1997 to $800,000 in 1998. While the bulk of the increase is due to the proportionate growth in revenues (necessitating more routine bad debt expense), approximately 26% of the growth in bad debt expense is attributable to the Company's stated intention of systematically maintaining its reserves for doubtful accounts in keeping with applicable industry averages. As of June 30, 1998, reserves for doubtful accounts were approximately $560,000 representing 8% of total accounts receivable.

Depreciation and amortization expense moved from approximately $214,000 in 1997 to $1.6 Million in 1998. The increase is due entirely to the write-off of goodwill associated with the Oxford companies.

Advertising and promotional expense doubled, moving from $343,000 to $613,000 from 1997 to 1998. Approximately $170,000 of the $270,000 increase (63%) is attributable to the Oxford companies while the remainder ($100,000) is due to increased emphasis on marketing and promotional efforts in Illinois, Arkansas and Missouri.

Interest.

Interest expense grew by $224,000 from $109,000 in 1997 to $333,000 in 1998 due to increased reliance on existing credit facilities as a means of funding newly established operating locations. Indebtedness related to the Company's revolving credit facility increased by $1.9 Million to $2.9 Million as of June 30, 1998.

Earnings.

The net loss in 1998 of $3.6 Million compares to a net loss of 479,000 in 1997 representing an increase of $3.1 Million. The loss per share of common stock was $1.93 versus a loss per share of $.26 in 1997. The loss is based on 1,869,375 shares of Common Stock issued and outstanding.

Segment Operations.

Management has elected to identify the Company's reportable segments based on geographic areas: Alabama, Illinois/Indiana, Missouri/Arkansas and Mississippi.

Information related to the Company's reportable segments for fiscal 1998 is as follows(in thousands):

                    AL        IL          MO       MS     TOTAL

From Continuing Operations:
Revenue          $ 3,740     $15,405    $  882   $ 3,110  $23,137
Direct Costs       2,991      10,586       542     2,075   16,194
                --------     -------     -----   -------  -------
Gross margin         749       4,819       340     1,035    6,943

Operating
   expenses          986       3,221       303     2,879    7,389
                --------     -------      ----   -------  -------
Operating income
   (loss)           (237)      1,598        37    (1,844)    (446)

From Discontinued Operations:
Gain (loss) from
   operations       (764)       (365)       22             (1,107)

Loss on disposal    (245)       (262)                        (507)
                --------     -------      ----   -------   -------
Net Gain (loss) $ (1,246)    $   971    $   59    $(1,844)$(2,060)
                ========     =======    ======    ======= =======
Total Assets    $  1,377     $ 3,143    $1,187    $ 1,596 $ 7,303
                ========     =======    ======    ======= =======

A reconciliation of the segments' operating income to the consolidated net loss is as follows (in thousands):

     Segments' operating income:        $(2,060)
     Plus:
          Non-operating income              541
          Income tax benefit                845
     Less:
          Corporate overhead expense     (2,928)
                                       -------
     Consolidated net loss              $(3,602)
                                        =======

A reconciliation of the segments' net assets to consolidated net assets is as follows (in thousands):

     Segments' total assets             $ 7,303

     Plus:
          Corporate/support entities'
             total assets                 1,258
                                        -------
     Consolidated total assets          $ 8,561
                                        =======

Information related to the Company's reportable segments for 1997 is as follows (in thousands):

                    AL        IL          MO        MS     TOTAL
From Continuing Operations:
Revenue          $ 3,266     $13,567    $        $ 2,350  $19,183
Direct Costs       2,400       9,160               1,559   13,119
                --------     -------     -----   -------  -------
Gross margin         866       4,407                 791    6,064

Operating
   expenses        1,507       2,271                 735    4,513
                --------     -------      ----   -------  -------
Operating income
   (loss)           (641)      2,136                  56    1,551

From Discontinued Operations:
Gain (loss) from
   operations         23        (106)      (87)              (170)

                --------     -------      ----   -------   -------
Net Gain (loss) $ ( 618)    $  2,030    $  (87)   $   56    $ 1,381
                ========     =======    ======    ======    =======
Total Assets    $ 2,928     $  3,772    $  298    $1,628    $ 8,626
                ========     =======    ======    ======    =======

A reconciliation of the segment' operating income to the consolidated net loss is as follows (in thousands):

     Segments' operating income:        $ 1,381

     Plus:
          Income tax expense                103
          Corporate overhead expense      1,757
                                        -------
     Consolidated net loss              $  (479)
                                        =======

A reconciliation of the segments' net assets to consolidated net assets is as follows (in thousands):

     Segments' total assets             $ 8,626

     Plus:
          Corporate/support entities'
             total assets                   942
                                        -------
     Consolidated total assets          $ 9,568
                                        =======

Earnings Outlook.

As noted previously, the Company has elected to discontinue its Medicare operations and has recognized expense associated with their disposal as of June 30, 1998. During its first quarter of 1999, the Company also closed four Mississippi offices and one Alabama office to reduce administrative expense burdens. In addition, the Company has sold its airplane, cut back on executive travel, eliminated corporate staff positions and significantly reduced promotional campaigns in an effort to contain expense.

The Company will benefit from rate increases recently instituted by the Illinois Department on Aging (9.4%), the Illinois Department of
Rehabilitative Services (9.4%) and several of the Alabama area agencies on aging with which it contracts (11.5% overall).

In an effort to improve operating results in its Alabama and Mississippi locations, the Company has also instituted wage caps for field staff and maximums for reimbursement of mileage between clients' homes.
Similarly, the Company has recently elected to impose field staff wage caps for its Illinois operations to ensure continued adequacy of operating margins in those locations. Although the Company may be forced to adjust its union pay scale slightly upward as a direct result of the aforementioned IDOA rate increase, the Company does not believe at this time that any such wage increases will consume a significant portion of the rate increase.

Liquidity and Capital Resources.

The Company's basic cash requirements are for operating expenses, generally comprised of labor, occupancy and administrative costs. The Company relied in 1998 on approximately $1.9 Million of new borrowings under its existing credit facility to augment cash flow from operations for business expansion. The Company's secured debt obligations total approximately $2.9 Million as of June 30, 1998. Total long term debt as of June 30, 1997 totaled $1.5 Million. Total working capital stood at $1.5 Million as of June 30, 1998 versus total working capital of $2.8 Million as of the same date in 1997.

The Company, as of June 30, 1998, was in technical default relative to two financial ratios enumerated in the loan agreement for its secured bank debt of $2.9 Million. At June 30 the loan agreement required that the Company's current ratio be maintained at a level of 1.25:1 and tangible net worth equal at least $2,625,000. As of June 30, 1998 the current ratio (as defined in the loan agreement) was 1.21:1 and tangible net worth stood at $1.8 Million. The Company's lender has declined to waive the technical defaults as noted, but has agreed to a standstill agreement effective through November 30, 1998. The Company, in the meantime, is working to effectuate replacement financing while continuing to work with its existing lender to ensure adequate time to close a transaction with a new lender. The Company has also taken steps to reduce its outstanding indebtedness (See Financial Statements, Note
17). The Company believes that it will be successful in closing a replacement credit facility by November 30; however, there can be no assurance as to what action its current lender will take in the event an alternate financing arrangement is unattained as of the expiration of the standstill agreement (See 1998 Financial Statements, Report of Independent Accountants).

Cash used by operating activities in 1997 was $2.0 Million versus $2.2 Million used by operating activities in 1998. The operating cash flow differential of approximately $200,000 generally relates to the increase in accounts receivable due to overall revenue growth among continuing operations. The Company reduced indebtedness arising from the transaction through which the Oxford companies were acquired by $325,000 and increased borrowings under its existing credit facility by approximately $2.0 Million causing net cash provided from financing activities to reach $1.7 Million versus $439,000 for the previous year. Net cash provided by investing activities was $94,000 for the year ended in 1998 versus $330,000 of net cash used in such activities during the prior year. The Company experienced a net cash depletion, on a year to year basis, of $458,000.

The Company had approximately $412,000 of cash on hand as of June 30, 1998 as contrasted to $870,000 of cash on hand in 1997. Based on the Company's operating projections, cash flows from established operations should be sufficient to fund the business during the coming year. Proceeds realized from the sale of discontinued operations will be used to reduce overall indebtedness relative to the Company's credit facility.

Management intends to continue its pursuit of internal growth and development opportunities and will utilize cash from operations, future indebtedness and any exercise of its outstanding Warrants to fund such growth.

Year 2000 Compliance.

The Company acquired new accounting software packages in fiscal 1997 including general ledger, payroll, purchasing, accounts receivable and scheduling modules, all of which are year 2000 compliant. The Company does not expect to expend any monies, as a result, in updating or otherwise modifying its operating software systems to achieve year 2000 compliance.

Item 7.   Financial Statements.

Financial Statements for the Years Ended June 30, 1998 and 1997.

Attached hereto and filed as a part of this Form 10-KSB are the Consolidated Financial Statements of the Company.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no disagreements between the Company and its accountants, PricewaterhouseCoopers, LLP, regarding accounting principles or financial disclosures.

                               PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers.

The following table sets forth certain information concerning each of the current executive officers and directors of the Company. The company's officers and directors are elected to serve in such capacities until the earlier to occur of the election and qualification of their respective successors or until their respective deaths, resignations or removal by the Company's Board of Directors or shareholders, respectively, from such positions. Directors do not currently receive compensation for their services as such. One director received shares of Common Stock in consideration for agreeing to serve as a director.

Name                     Age       Position and Offices

Louis Goldstein          55        Chairman of the Board, Chief
                                      Executive Officer and Treasurer
Joel Davis               34        Chief Operating Officer, Secretary
                                      and Director
Sharon Harder            49        Chief Financial Officer
Robert Kirshner          55        Director
Robert Rubin             58        Director
Steven Venit             38        Director

Louis Goldstein. Mr. Goldstein, the founder of the Company, has served as the Company's chief executive officer and director since its inception in 1974.

Joel Davis. Mr. Davis joined the Company in July 1995 as General Counsel. Mr. Davis was named Chief Operating Officer of the Company in March 1996. From October 1989 through July 1995, Mr. Davis was an Associate at the law firm of Hlustik, Huizenga, Williams and Vander Woude, Ltd. In Chicago.

Sharon Harder. Ms. Harder joined the Company in March 1996 as Chief Financial Officer. For six years prior to joining the Company, Ms. Harder was the Chief Operating Officer and Chief Financial Officer of Child Health Systems, Inc. and Pediatric Homecare of America. The companies offered a wide range of alternate site home health care services including center-based day health care, skilled home nursing care, rehabilitative therapies, infusion therapy, home medical equipment and case management services.

Robert Kirshner. Mr. Kirshner became a director of the Company in June 1998. Mr. Kirschner is currently retired and served as a Regional Manager of Plywood Minnesota for 15 years. Mr. Kirschner's duties included overseeing the daily operations of multiple retail store locations while employed by Plywood Minnesota.

Robert Rubin. Robert Rubin has served as a Director of the Company since December 1995. Since June 1992, Mr. Rubin has been a Director of Diplomat Corporation, a public company engaged in the business of direct mail order sales of womens' apparel and accessories. In October 1996 Mr. Rubin became a director of Med-Emerg International, Inc., an operator of nursing homes and related health care services. Currently, Mr. Rubin is also a director or Arzan International, an Israeli food distributor.

Mr. Rubin has served as the Chairman of the Board of Directors of Western Power and Equipment Corporation ("WPEC"), a construction equipment distributor, since November 20, 1992. Between November 20, 1992 and March 7, 1993, Mr. Rubin served as Chief Executive Officer of WPEC. Between October 1990 and January 1, 1994 Mr. Rubin served as the Chairman of the Board and Chief Executive Officer of American United Global, Inc., a telecommunications and software company ("AUGI") and since January 1, 1994, solely as Chairman of the Board of AUGI. Mr. Rubin was the founder, President, Chief Executive Officer and a Director of Superior Care, Inc. (SCI") from its inception in 1976 until May 1986 and continued as a Director of SCI( now known as Olsten Corporation ("Olsten") until the latter part of 1987. Olsten, a New York Stock Exchange listed company is engaged in providing home care and institutional staffing services and health care management services.
Mr. Rubin was formerly a Director and Vice Chairman, and is a minority stockholder of American Complex Care, Inc. ("ACCI"), a public company which provided on-site health care services, including intradermal infusion therapies. In April 1995, the principal operating subsidiaries of ACCI petitioned the Circuit Court of Broward County, Florida for an assignment for the benefit of creditors. Mr. Rubin is also a Director, Chairman and minority stockholder of Universal Self Care, Inc., a public company engaged in the sale of products used by diabetics, and Response USA, Inc., a public company engaged in the sale and distribution of personal emergency response systems. Mr. Rubin is also Chairman, Chief Executive Officer and a Director and a principal stockholder of ERD Waste Corporation, a public company specializing in the management and disposal of municipal solid waste, industrial and commercial nonhazardous solid waste and hazardous waste. In September 1997, ERD Waste Corporation filed for protection under Title 11 for reorganization under Chapter 11 of the Bankruptcy Code.

Steven Venit. Mr. Venit has been a sole practitioner with the Law Offices of Steven L. Venit, Esq. For more than ten years and is licensed to practice law in the states of Illinois, Nevada and Wisconsin. (See Certain Relationships and Related Transactions.)

Section 16 Compliance.

During fiscal 1998, there were no failures to timely report on Forms 3 or 4 pursuant to the provisions of Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation.

The following table sets forth the cash compensation, as well as certain other compensation paid or accrued, by the Company to the Company's Chief executive Officer, Chief Operating Officer and chief Financial Officer for the fiscal years ended June 30, 1997 and 1998. No other individuals had total annual compensation exceeding $100,000 during these fiscal years.

                       Annual Compensation         Long-Term Compensation
Name and Position    Year     Salary    Bonus     Other     Stock Options
Louis Goldstein
 Chairman, CEO, Dtr.  1998   $241,447 $37,950   $224,013(1)  300,000(3)
                      1997   $206,250 $22,000   $121,592(1)  200,000(3)

Joel Davis
 Chief Operating
 Officer, Dtr.        1998   $134,037 $13,000          -(2)  100,000(3)
                      1997   $100,000 $10,000          -(2)

Sharon Harder
 Chief Financial
 Officer              1998   $158,339 $16,000          -(2)  100,000(3)
                      1997   $123,333 $13,000          -(2)

(1) Pursuant to provisions in his revised Employment Contract approved by the Compensation Committee of the Board of Directors, Mr. Goldstein received certain compensation related to personal expenses. Such compensation totaled approximately $129,082 in 1998 and $41,000 in 1997. In addition, the Company paid expenses associated with automobiles for Mr. Goldstein's business and personal use. Auto expenses totaled approximately $31,490 in 1998 and $20,000 in 1997. The Company also assumed financial responsibility, on Mr. Goldstein's behalf, for certain legal services in the amount of $8,435 in 1998 and $25,000 during 1997. Utilizing an effective tax rate of 40%, the Company assumed income taxes associated with personal expenses in the amount of $55,006 in 1998 and $34,740 in 1997.

(2) With respect to each named officer, the aggregate amount of perquisites was less than either $50,000 or 10% of the salary reported.

(3) Pursuant to an action of the Compensation Committee of the Board of Directors, Mr. Goldstein received options to purchase 300,000 shares of the Company's Common Stock in 1998 and 200,000 options to purchase Common Stock in 1997. The options are priced at $1.63 and $4.65 per share and are fully vested; however, the market price of the underlying securities was less than the exercise price as of September 30, 1998. Ms. Harder and Mr. Davis received options to purchase 100,000 share of the Company's Common Stock, each, in 1998. The options are priced at $1.12 per share and are fully vested. As noted previously, the market price of the underlying securities was less than the exercise price as of September 30, 1998.

Employment Agreement.

As of December 1997 the Company entered into a revised employment agreement with Louis Goldstein. Pursuant to the agreement, Mr. Goldstein receives an annual base salary of $230,000 per year, subject to increase in each successive year of the contract term at the discretion of the Compensation Committee of the Board of Directors. In addition, Mr. Goldstein is entitled to receive a benefit allowance equal to 10% of his annual compensation, a monthly automobile allowance and full reimbursement of personal expenses necessitated by travel on behalf of the Company. Based on the Company's financial performance, Mr. Goldstein shall also be entitled to receive annual incentive payments ranging incrementally from $25,000 to $100,000 based upon after-tax income adjusted for non-cash expenses and extraordinary items. In the event of a change in control of the Company, Mr. Goldstein shall be entitled to receive a one-time cash payment equal to 10% of the excess market capitalization as defined in the agreement. Excess market capitalization is defined as an amount equal to the outstanding shares of the Company's capital stock multiplied by the closing share price on the 30th day following the change in control less $6 Million. In the event of Mr. Goldstein's involuntary termination without cause, he shall be entitled to receive severance pay for the unexpired portion of the agreement's term equal to the sum of his base compensation, benefit allowance and the incentive payments, as applicable. The agreement is for a term of ten years beginning in December 1997.

Change in Control Agreements.

As of March 1998 the Company entered into employment agreements with Joel Davis and Sharon Harder, respectively, the Company's Chief Operating Officer and Chief Financial Officer. The agreements are for a term of 36 months and provide for annual compensation of Mr. Davis and Ms. Harder at the rate of $130,000 and $170,000, respectively. In the event of a change in control, as defined in the agreements, both individuals shall be deemed to have been terminated without cause and shall be entitled to severance payments equal to three times their annual salary.

Stock Option Plan.

The company adopted a Stock Option Plan in August, 1995. The plan is administered by the Board of Directors through its Compensation Committee. In January 1997 the Company's shareholders approved an amendment to the plan to increase, by 1,500,000, the aggregate number of shares of common Stock available for which options may be granted. Pursuant to the plan, options to acquire an aggregate of 1,764,375 shares of Common Stock may be granted, 720,000 of which have been granted to date, at exercise prices ranging from $1.12 (200,000 options) to $5.88 (20,000 options). The plan provides for grants to employees, consultants and directors of the Company.

The 1995 Stock Option Plan authorizes the Board to issue incentive stock options (ISOs) as defined in section 422 A of the Internal Revenue Code of 1986, as amended (the Code), as well as stock options that do not conform to the requirements of the Code section (Non-ISOs). Consultants and directors who are not also employees of the Company could be granted only Non-ISOs. The exercise price of each ISO may not be less than 100% of the fair market value of the common Stock at the time of grant, except that in the case of a grant to an employee who owns 10% or more of the outstanding stock of the Company or a subsidiary or parent of the company (a 10% Stockholder), the exercise price may not be less than 100% of the fair market value on the date of the grant. The exercise price of each Non-ISO shall be determined by the Board of Directors in its discretion and may be less than the fair market value of the common Stock (but not less than 85%) on the date of grant. Notwithstanding the foregoing, the exercise price of any option granted on or after the effective date of the registration of any class of equity security of the company pursuant to Section 12 of the Securities and Exchange Act of 1934, and prior to six months after the termination of such registration may be no less than 100% of the fair market value per share on the date of the grant. ISOs may not be exercised after the tenth anniversary (fifth anniversary in the case of any option granted to a 10% Stockholder) of their grant. Non-ISOs may not be exercised after the tenth anniversary of the date of grant. Options may not be transferred during the lifetime of an option holders. No stock options could be granted under the plan after August 15, 2005.

Subject to the provisions of the Plan, the Board has the authority to determine the individuals to whom the stock options are to be granted, the number of shares to be covered by each option, the exercise price, the type of options, the option period, the restrictions, if any, on the exercise of the option, the terms for the payment of the option price and other terms and conditions. Payments by option holders upon exercise of an option may be made (and determined by the Board) in cash or such other form of payment as may be permitted under the Plan, including without limitation, by promissory note or by shares of Common Stock.

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

Notwithstanding the foregoing indemnification provisions of the Company's Articles of Incorporation and Bylaws, the Company has been informed that, in the opinion of the Commission, indemnification for liabilities arising under the Securities Act is against public policy and is, therefore, unenforceable.

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


Name                              Shares Owned    Percentage Owned
Robertson Stephens & Co., Inc. (1)    204,559             4.5%
Herbard, Ltd. (2)                     217,000             4.8%

(1) The address for Robertson Stephens & Co., Inc. is 555 California Street, Suite 2600, San Francisco, CA 94104

(2) The address for Herbard, Ltd. Is P.O. Box 438, Road Town Tortola, British Virgin Islands, Tottola, D9.

(3) Based on fully diluted, weighted average number of shares at June 30, 1998. Includes Common Stock, Common Stock Options and
     Warrants. This information is taken from various filings and, to the best of management's knowledge, is correct as of September 30, 1998.

Name                          Shares    Option    Percentage Owned
Louis Goldstein (1)           962,500   500,000         32.9%(2)
Joel Davis (1)                     50   110,000          2.5%(2)
Sharon Harder (1)                   -   100,000          2.2%(2)
Robert Kirschner                    -         -            - (2)
Robert Rubin (1)               52,500   150,000          4.5%(2)
Steven Venit (1)                    -    10,000           .2%(2)
Officers and Directors as
   A Group                  1,065,000   870,000         42.3%(2)

(1) The address for the named individual is 223 West Jackson blvd, Chicago, IL.

(2) This is based on fully diluted, weighted average number of shares at June 30, 1998. Mr. Goldstein's percentage of common shares actually issued and outstanding at June 30, 1998 is approximately 51%.

Item 12.  Certain Relationships and Related Transactions.

In connection with the formation of the Company, on August 7, 1995, the company issued to Louis Goldstein 962,500 shares of common Stock in exchange for 2,750 shares of common stock of Help at Home, Inc., an Illinois corporation (Help at Home, IL). Mr. Goldstein was awarded 200,000 options to purchase shares of the Company's common stock in April 1997 and 300,000 options to purchase Common Stock in March 1998. The options are exercisable at a price of $4.65 per share and $1.63 per share, respectively.

In 1992, 1993 and 1994 Help at Home, IL loaned to Mr. Goldstein
$135,470, $101,135 and $92,721, respectively. The loans bear interest at nine percent per year and are due on July 31, 1999. The balance of such loans at June 30, 1998 was $133,668. The loans increased by $12,104 during the year due to accumulation of interest.

During 1998, the Company paid an aggregate of approximately $24,022 (including accrued fees from the prior year) to Steven Venit, a director, for certain routine legal services.

The Company, acting as a subcontractor, billed $91,454 and $112,000, respectively, to a not-for-profit organization in which Mr. Goldstein is an officer.

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

Item 13. Exhibits and Reports on Form 8-K.

(a) Except as otherwise noted, the Exhibit listed below has previously been filed as an exhibit to the Company's Registration Statement on form SB-2 Registration No. 33-97034 (the Registration Statement) and/or the Post Effective Amendment No. 1 thereto (the amendment, and is incorporated herein by reference.

3.1 Articles of Incorporation of Help at Home of Evanston, Inc., an Illinois corporation, dated February 27,1975 as amended on June 17, 9182 changing its name to Help at Home, Inc.
3.2 Certificate of Incorporation of Help at Home, Inc., a Delaware corporation, dated August 7, 1995.
3.3 Certificate of Incorporation of Lakeside Home Health Agency, Inc., a Missouri corporation, dated April 20, 1993.
3.4 Certificate of Incorporation of Rosewood Home Health, Inc., an Illinois corporation, dated march 4, 1994.
3.5 Certificate of Incorporation of HASC Staffing Services, Inc., a Mississippi corporation, dated March 23, 1986.
3.6 Certificate of Incorporation of Homemakers of Montgomery, Inc., an Alabama corporation, dated March 27, 1985.
3.7 Certificate of Incorporation of Statewide Healthcare Services, Inc., a Mississippi corporation, dated January 10, 1974.
3.8  Help at Home, Inc. Bylaws.
4.1  specimen Common Stock Certificate.
4.2  specimen Redeemable Common Stock Purchase Warrant.
4.3  Form of Warrant Agreement.
4.4  form of Underwriter's Warrant.
10.1 Employment Agreement with Louis Goldstein.
10.2 Form of contract with the Illinois Department on Aging.
10.3 1995 Stock Option Plan.
11.1 Computation of Earnings Per Share.*
21.1 Subsidiaries.
27.1 Financial Data Schedule.

     Filed as an Exhibit hereto.

     (b)  Reports filed on or in conjunction with Form 8-K.

     There were no reports filed on form 8-K during fiscal 1998.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    October 15, 1998         HELP AT HOME, INC.


                                   By: _________________________
                                   /s/ Louis Goldstein
                                   Chairman and Chief Executive Officer

                                   By:__________________________
                                   /s/ Sharon Harder
                                   Chief Financial officer

                                   By:__________________________
                                   /s/ Joel Davis
                                   Chief Operating Officer

                                   By: _________________________
                                   /s/ Robert Rubin
                                   Director

                                   By: _________________________
                                   Steven Venit
                                   Director

                                   By: _________________________
                                   Robert Kirschner
                                   Director

                  HELP AT HOME, INC. AND SUBSIDIARIES

                    INDEPENDENT ACCOUNTANTS' REPORT

                           TABLE OF CONTENTS




Report of Independent Accountants                                1

Consolidated Financial Statements

   Consolidated Balance Sheets                                   2

   Consolidated Statements of Operations                         3

   Consolidated Statements of Changes in Stockholders' Equity    4

   Consolidated Statements of Cash Flows                         5

   Notes to Consolidated Financial Statements                    6

                   REPORT OF INDEPENDENT ACCOUNTANTS





Board of Directors
Help At Home, Inc.
Chicago,  Illinois



We have audited the consolidated balance sheets of Help at Home, Inc. and its subsidiaries (collectively, the "Company") as of June 30, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Help at Home, Inc. and its subsidiaries as of June 30, 1998 and 1997, and their consolidated results of operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant operating losses, has negative cash flows and has not complied with the terms of its debt covenants. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do no include any adjustments that might result from the outcome of this uncertainty.


Chicago,  Illinois
October 9, 1998

                  HELP AT HOME, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                        June 30, 1998 and 1997
                                           1998           1997
Assets
Current Assets:
  Cash and cash equivalents             $  412,012     $  870,634
  Accounts receivable (net of allowance
   for doubtful accounts of $560,000
   and $167,000 respectively)            6,789,224      5,055,469
  Prepaid expenses and other               154,163        154,774
  Federal income tax receivable            436,583        281,052
  Deferred income taxes - current          335,283        119,000
                                        ----------     ----------
          Total Current Assets           8,127,265      6,480,929

Furniture and equipment, net               203,703        474,979
Due from officer                           133,668        121,564
Goodwill (1997 net of amortization of
    $154,000)                                           2,401,816
Other assets                                88,275         88,275
                                        ----------     ----------
          Total Assets                  $8,552,911     $9,567,563
Liabilities
Current Liabilities:
  Accounts payable                      $  841,511     $  685,466
  Accrued expenses                       1,858,821      1,142,735
  Due to third-party payors                713,269        239,436
  Current maturities of long-term debt   2,919,969      1,290,485
  Current income taxes payable                            151,337
  Deferred income taxes - current          152,600        146,000
                                        ----------     ----------
          Total Current Liabilities      6,486,170      3,655,459
Deferred income taxes - noncurrent         158,600        242,000
Long-term debt, less current portion         2,793        162,475
                                        ----------     ----------
          Total Liabilities              6,647,563      4,059,934
Stockholders' Equity
Preferred stock, par value $.01 per share;
  1,000,000 shares authorized, none issued
  or outstanding
Common stock, par value $.02 per share;
  14,000,000 shares authorized, 1,869,375
  issued and outstanding                    37,388         37,388
Additional paid in capital               3,694,406      3,694,406
Retained (deficit) earnings             (1,826,446)     1,775,835
                                        ----------     ----------
          Total Stockholders' Equity     1,905,348      5,507,629
Total Liabilities and
   Stockholders' Equity                 $8,552,911     $9,567,563
                                        ==========     ==========

   The accompanying notes to these consolidated financial statements are an integral part hereof.

                  HELP AT HOME, INC. AND SUBSIDIARIES
                 Consolidated Statements of Operations
              For the Years Ended June 30, 1998 and 1997


                                           1998           1997

Revenues                                $23,137,194    $19,183,213

Direct cost of services                  16,194,249     13,119,095
                                        -----------    -----------
Gross margin                              6,942,945      6,064,118

Selling, general and
     administrative expense              10,317,147      6,336,845
                                        -----------    -----------
Loss from operations                     (3,374,202)      (272,727)

Non-operating income                        540,840         71,898
                                        -----------    -----------
Loss from continuing operations
   before income taxes                   (2,833,362)      (200,829)

Income tax (benefit) expense               (560,412)       103,000
                                        -----------    -----------
Loss from continuing operations          (2,272,950)      (303,829)

Discontinued operations:
  Loss from operations of Medicare agencies
     [less applicable income tax (benefit)
     expense of $(81,900) in 1998 and
     $5,000 in 1997]                     (1,025,131)      (175,361)

  Loss on disposal of Medicare agencies,
    including provision for operating losses
    during phase-out period (less applicable
    income tax benefit of $202,800 in 1998)(304,200)
                                        -----------    -----------
Net loss                                $(3,602,281)   $  (479,190)
                                        ===========    ===========

Basic and Diluted Loss Per Share:

Loss from continuing operations         $     (1.22)   $      (.16)

Discontinued Operations:
  Loss from operations of Medicare agencies    (.55)          (.10)
  Loss on disposal of Medicare agencies        (.16)             -
                                        -----------    -----------
Net loss                                $     (1.93)   $      (.26)

Weighted average number of common shares: 1,869,375      1,869,375

   The accompanying notes to these consolidated financial statements are an integral part hereof.

                  HELP AT HOME, INC. AND SUBSIDIARIES
      Consolidated Statements of Changes in Stockholders' Equity
              For the Years Ended June 30, 1998 and 1997
                                           1998           1997
Common Stock Shares:
  Balance, beginning of year              1,869,375      1,869,375
  Stock issued
                                          ---------      ---------
  Balance, end of year                    1,869,375      1,869,375


Common Stock:
  Balance, beginning of year            $    37,388    $    37,388
  Stock issued
                                        -----------    -----------
  Balance, end of year                  $    37,388    $    37,388


Additional Paid in Capital:
  Balance, beginning of year            $ 3,694,406    $ 3,694,406
  Stock issued
                                        -----------    -----------
  Balance, end of year                  $ 3,694,406    $ 3,694,406


Retained (Deficit) Earnings:
  Balance, beginning of year            $ 1,775,835    $ 2,255,025
  Net loss for year ended
     June 30                             (3,602,281)      (479,190)
                                        -----------    -----------
  Balance, end of year                  $(1,826,446)   $ 1,775,835
                                        ===========    ===========

   The accompanying notes to these consolidated financial statements are an integral part hereof.

                  HELP AT HOME, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
              For the Years Ended June 30, 1998 and 1997
                                             1998           1997
Cash flows from operating activities:
  Net loss                              $(3,602,281)   $  (479,190)
  Noncash changes in net loss:
     Depreciation                           147,118        136,648
     Amortization                           136,305        159,060
     Bad debt expense                       928,054        346,671
     Loss on sale of fixed assets            17,614          3,880
     Gain on forgiveness of debt           (241,282)
     Write-off of impaired goodwill       2,265,511        235,972
     Deferred tax benefit                  (293,083)      (260,000)
  Changes in:
     Accounts receivable                 (2,661,809)    (2,362,863)
     Prepaid expenses and other                 610         13,280
     Accounts payable                       156,046        403,269
     Other current liabilities              748,368        463,632
     Due to third-party payors              473,833        140,192
     Current income taxes                  (306,868)      (773,715)
                                        -----------    -----------
Net cash used in operating activities    (2,231,864)    (1,973,164)

Cash flows from investing activities:
  Acquisition of property                   (63,456)      (329,962)
  Proceeds from sale of property            170,000
  Acquisition of subsidiaries                             (161,125)
  (Increase) decrease in due from officer   (12,104)         6,443
  Other                                                    154,950
                                        -----------    -----------
Net cash provided by (used in) investing
  activities                                 94,440       (329,694)

Cash flows from financing activities:
  Proceeds from long-term debt            3,004,486      1,231,855
  Repayment of long-term debt            (1,325,684)      (793,068)
                                        -----------    -----------
Net cash provided by financing activities 1,678,802        438,787
                                        -----------    -----------
NET DECREASE IN CASH                       (458,622)    (1,864,071)
Cash and cash equivalents:
  Beginning of year                         870,634      2,734,705
                                        -----------    -----------
  End of year                           $   412,012    $   870,634
                                        ===========    ===========
Supplemental disclosure of cash flow information:
  Cash payments for:
     Income taxes                       $              $   934,068
     Interest                               326,857         32,369
Supplemental disclosures of non-cash investing and financing activities:
Forgiveness of debt and accrued interest$   241,282    $
Transfer of leased vehicle for assumption
     of lease obligation                                    31,008

   The accompanying notes to these consolidated financial statements are an integral part hereof.

                  HELP AT HOME, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        June 30, 1998 and 1997


Note 1 - Organization and Business

Help at Home, Inc., a Delaware corporation ("Help (Delaware)" or the "Company"), was incorporated on August 7, 1995. In connection with the formation of the Company, 2,100,000 shares of Common Stock were issued to the shareholders of Help at Home, Inc., an Illinois corporation ("Help (Illinois)") in exchange for all the common stock of Help (Illinois).

The consolidated financial statements presented include the accounts of Help (Delaware) and its wholly owned subsidiaries: Help (Illinois), Rosewood Home Health, Inc. ("Rosewood"), Lakeside Home Health Agency, Inc., a Missouri corporation ("Lakeside (Missouri)"), the Oxford group (see Note 3), Lakeside Home Health Agency, Inc., an Illinois corporation ("Lakeside (Illinois)"), Preferred Nursing Care ("Preferred") and HAH Aviation ("Aviation").

The Company, through its Help (Illinois) subsidiary, provides homemaker and general housekeeping services to elderly and disabled persons within their homes in the mid-west region of the United States. The vast majority of the clients are obtained and served through regional contracts with various state and municipal agencies. In addition, the Company provides homemaker and respite services to elderly and disabled persons in Alabama and Mississippi under the terms of contracts with various state and regional area agencies on aging. These agencies receive their funding from the Alabama and Mississippi Medicaid Waiver block grants.

The Company, through its Homemakers of Montgomery, Inc. ("Homemakers", part of the Oxford group), Lakeside (Missouri), Lakeside (Illinois), and Rosewood subsidiaries ("Medicare agencies"), provides in-home skilled health care services. Homemakers operates in the metropolitan Montgomery, Alabama area; Lakeside (Missouri) and Rosewood operate in the metropolitan St. Louis area; Lakeside (Illinois) operates in the Chicagoland area. Lakeside (Missouri), Rosewood and Homemakers of Montgomery, Inc. are certified in their respective states to receive Medicare reimbursement.


Note 2 - Liquidity

The Company's viability as a going concern is dependent upon the restructuring of its obligations and a return to profitability and positive cash flows. As is further described in Notes 4 and 16, management has decided to sell or liquidate the operations of the Medicare agencies due to their continuing financial losses and estimated additional losses stemming from decreasing Medicare reimbursement.

In addition, management has closed certain unprofitable operating locations and continues to review the profitability of all remaining individual operating locations and will close or consolidate any locations which are not contributing positively to the Company's profitability in fiscal 1999.

Management is currently considering several options to restructure its secured bank debt (see Notes 9 and 17). Management believes that it will be successful in obtaining a formal debt or capital commitment prior to the expiration of the current secured lender's forbearance.

Finally, effective July 1, 1998, the Company received a 9.4% increase from its largest customer, the Illinois Department of Aging (see Note
5). Management believes that this increase will have an immediate and significant positive impact on the Company's profitability.

There can be no assurance that the Company's operations restructuring efforts described above will be successful or that sales of the Medicare agencies or debt/capital commitments can be successfully accomplished on terms that are acceptable to the Company. Under current circumstances, the Company's ability to continue as a going concern depends upon the successful restructuring of the secured bank debt and return to profitability and positive cash flows. If the Company is unsuccessful in its efforts, the Company may be unable to meet the obligations of the secured lender upon expiration of the forbearance as well as other obligations, making it necessary to undertake other such actions as may be appropriate.

Note 3 - Summary of Significant Accounting Policies

[1]  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

[2]  Revenue recognition

The Company has agreements with third-party payors that provide for payments to the Company at amounts different from its established rates. Payment arrangements include reimbursed costs, discounted charges and per diem payments. Revenue is reported at the estimated net realizable amounts from clients, third-party payors and others for services rendered. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided in the period the related services are rendered. Differences between the estimated amounts accrued and interim and final settlements are reported in operating results in the year of settlement.

[3]  Goodwill

Goodwill has been recognized for the excess of the purchase price paid over the fair value of the net assets acquired and was being amortized on a straight-line basis over periods of ten to twenty years. Management calculates expected undiscounted future cash flows from operations to evaluate recoverability whenever events or changes in circumstances indicate a possible impairment. (See Note 4).

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

[6]  Earnings Per Share

In February, 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings Per Share". SFAS No. 128 changed the computational guidelines for earnings per share information and is effective for both interim and annual reporting periods ending after December 15, 1997. Earlier application was not permitted. SFAS No. 128 eliminates the presentation of primary earnings per share and replaces it with basic earnings per share. Basic earnings per share differs from primary earnings per share because common stock equivalents are not considered in computing basic earnings per share. Fully diluted earnings per share will be replaced with diluted earnings per share. Diluted earnings per share is similar to fully diluted earnings per share, except in determining the number of dilutive shares outstanding for options and warrants, the proceeds that would be received upon the conversion of all dilutive options and warrants are assumed to be used to repurchase the Company's common shares at the average market price of such stock during the period. For fully diluted earnings per share, the higher of the average market price or ending market price was used.

The following table provides a reconciliation of the income and number of shares used in basic and diluted earnings per share calculations.

                                            1998          1997
Numerator:
     Net (Loss)                         $(3,602,281)   $(479,190)

Denominator:
     Denominator for basic earnings
        per share - weighted average
        shares                            1,869,375    1,869,375
     Effect of dilutive securities:
        Stock Options                             -            -
        Common Stock Warrants                     -            -
                                        -----------   ----------
     Dilutive potential common shares    1,869,375     1,869,375
                                        -----------   ----------

     Denominator for diluted earnings
        per share - adjusted weighted
        average shares and assumed
        conversions                      1,869,375     1,869,375

     Basic loss per share               $    (1.93)   $     (.26)
                                        ==========    ==========
     Diluted earnings per share         $    (1.93)   $     (.26)
                                        ==========    ==========

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

Note 4 - Acquisitions

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

On January 30, 1996, the Company purchased all of the stock of Rosewood for $20,000. The Company recognized goodwill in the amount of $171,000 based on an allocation of cost to the fair value of the assets acquired. The goodwill was being amortized over a ten year period. During fiscal year 1998, management determined there was an impairment of this goodwill due to the continuing decline of operating results, the negative financial impact of the enactment of per beneficiary reimbursement limits for Medicare recipients by the Health Care Financing Administration (HCFA), and the decision to discontinue the provision of skilled services through the Company's Medicare certified agencies. As a result, the Company wrote off remaining goodwill of $130,000, which is reflected in Loss from Operations of Medicare Agencies.

On May 31, 1996, the Company purchased all of the stock of Statewide Healthcare Services, Inc. ("Statewide"), Homemakers, and HASC Staffing Systems, Inc. ("HASC"), collectively referred to as the Oxford group, for $2,150,000. The agreement allowed for the purchase price to be adjusted based on book value of Oxford's consolidated assets on the purchase date (see Note 9). The Company recognized goodwill in the amount of $2,384,000 based on an allocation of cost to the fair value of the assets acquired. The goodwill was being amortized over a twenty year period. Due to the decline of operating results, the enactment of per beneficiary limits and the decision to discontinue the provision of skilled services through the Company's Medicare agencies, net goodwill in the amount of $2,136,000 was written off. The write off of goodwill is included in Administrative Expenses ($1,404,000) and Loss from Operations of Medicare Agencies ($732,000).

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

Note 5 - Concentrations of Risk

The Company grants credit without collateral pursuant to various third-party payor agreements and a limited number of arrangements with individual clients. The vast majority of the clients served by the Company are covered under a third-party payor agreement. The mix of receivables from patients and third-party payors at June 30, 1998 and 1997, was as follows:

                                            June 30,
                                     1998            1997
     IDOA                             29%             32%
     Medicaid waiver                  10              10
     Medicare                         13              19
     Medicaid                         21              13
     Other third-party payors         18              17
     Clients                           9               9
                                     ----            ----
                                     100%            100%
                                     ===             ===

Medicare and Medicaid programs are highly regulated and subject to budgetary, statutory and other constraints. During fiscal 1998, HCFA enacted regulations effective during the Company's fiscal year 1998, which limit reimbursement for skilled health care services provided to Medicare beneficiaries through the use of per beneficiary limits. As a result of these new regulations, third party payor settlements totaling $368,000 were accrued in 1998. The estimated negative impact of these new regulations caused the Board of Directors to discontinue the provision of these skilled services (see Note 16).

Several additional proposals have been introduced in Congress which could further limit the growth of federal spending under Medicare and Medicaid programs; however no specific proposals are pending that would, in management's opinion, further materially change Medicaid reimbursement to the Company in the foreseeable future.

Note 6 - Property and Equipment

Property and equipment consists of the following:

                                                     June 30
                                                1998           1997
Furniture and fixtures                       $ 342,016     $ 344,369
Office, computer and medical equipment         379,376       343,233
Autos                                           30,593        30,593
Aircraft                                                     216,478
                                             ---------      --------
                                               751,985       934,673
Less accumulated depreciation                 (548,282)     (459,694)
                                             ---------      --------
                                             $ 203,703     $ 474,979
                                             =========     =========

The total amount of equipment recorded under capitalized leases included above was $102,600 at June 30, 1998 and 1997. Accumulated amortization on capital leases was $83,200 and $70,800 at June 30, 1998 and 1997, respectively.

Note 7 - Accrued Expenses

Accrued expenses consist of the following:

                                                 June 30
                                            1998          1997
   Accrued wages                        $  659,464     $  541,998
   Accrued loss on discontinued
     operations                            507,000
   Accrued workers' compensation            22,094        225,058
   Payroll taxes accrued and withheld      501,555        231,658
   Other                                   168,708        144,021
                                        ----------     ----------
                                        $1,858,821     $1,142,735
                                        ==========     ==========

Note 8 - Income Taxes

The (benefit) provision for federal and state income taxes consists of the following:

                                        Year ended June 30
                                          1998         1997
  Current:
     Federal                            $(469,225)  $320,000
     State                                (82,804)    43,000
  Deferred:
     Federal                             (249,121)   (221,000)
     State                                (43,962)    (39,000)
                                        ---------    --------
                                        $(845,112)   $103,000
                                        =========    ========

A reconciliation of income tax expense with federal income taxes at the statutory rate follows:

                                            Year ended June 30
                                                   1998       1997
Federal income taxes at the statutory rate        (34.0%)    (34.0%)
Increase (Decrease) in taxes resulting from:
     State income tax, net of federal benefit      (6.0)      (5.5)
     Nondeductible items                            1.0        3.4
     Amortization and write off of nondeductible
          goodwill                                 19.0       42.8
     Other                                          1.0       25.9
                                                  -----      -----
Income tax (benefit) expense provided             (19.0%)     32.6%
                                                  =====      =====

The income tax effects of temporary differences that give rise to the net deferred tax liability are as follows:

                                                  1998        1997
Current deferred tax assets (liabilities):
     Cash to accrual basis adjustment        $(152,600)     $(146,000)
     Discontinued operations, provision
       for doubtful accounts and other         435,600        119,000
                                             ---------      ---------
                                               283,000        (27,000)

Noncurrent deferred tax assets (liabilities):
     Cash to accrual basis adjustment         (152,600)      (292,000)
     Jobs tax credit carryforward               55,000         55,000
     Depreciation                               (6,000)        (5,000)
                                             ---------      ---------
     Noncurrent deferred tax liabilities      (103,600)      (242,000)

Valuation allowance                           (155,317)
                                             ---------      ---------

     Net deferred tax asset (liability)      $  24,083      $(269,000)
                                             =========      =========

The Company has job tax credits of approximately $55,000 at June 30, 1998. These job credits expire in 2008. A valuation allowance has been established at June 30, 1998 for the deferred tax assets which exceed the deferred tax liabilities, reduced by tax loss carrybacks.

Note 9 - Long Term Debt

The following schedule details long-term debt outstanding as of June 30:

                                                 1998          1997
     A revolving loan due December 29, 1998,
     in the aggregate principal amount of
     $3,500,000.  Interest is payable
     monthly at the prime rate plus 1%.
     Loan is secured by accounts
     receivable and the capital stock
     of all subsidiaries.                    $2,904,486   $

     A revolving loan due October 4, 1997,
     in the aggregate principal amount
     of $1,000,000.  Interest is payable
     monthly at the prime rate.  Loan
     is unsecured.                                           900,000

     A note due January 2, 1998, used
     to finance the purchase of the
     Oxford group (see Notes 4 and 10).
     Interest is payable quarterly at
     the prime rate plus 1%.                                 325,000

     An installment note due February 13,
     2002, used to finance the purchase
     of an airplane.  Interest is payable
     monthly at the prime rate.  Note is
     secured by the airplane.                                182,000

     Notes secured by Company automobiles
     and various capital leases for office
     and computer equipment (see Note 6).
     The notes are payable in equal monthly
     installments and bear interest at
     various rates between 9% and 18%.           18,276       45,960
                                             ----------     --------
          Total long-term debt               $2,922,762   $1,452,960

          Less current portion                2,919,969    1,290,485
                                             ----------   ----------
          Noncurrent portion of long-
               term debt                     $    2,793   $  162,475
                                             ==========   ==========

The repayment schedule for long term debt as of June 30, 1998 is as follows:

                                              Amount due
                                        1999      $2,919,969
                                        2000           2,793

Interest expense included in the results of operations for the years ended June 30, 1998 and 1997, respectively was $333,493 and $78,022.

As of June 30, 1998, the Company was in technical default relative to both financial ratios enumerated in the loan agreement for its secured bank debt of $2,904,486. The loan agreement requires that the Company's current ratio, as defined, be maintained at a level of at least 1.25:1. As of June 30, 1998 that current ratio was 1.21:1. The loan agreement also requires that the Company maintain Tangible Net Worth, as defined, of at least $2,625,000. As of June 30, 1998 Tangible Net Worth was $1,772,000. (See Note 17).


Note 10 - Commitments and Contingencies

[1]  Leases

The Company has operating lease commitments for office space and equipment which have various expirations through 2003 (See Note 9 for capital lease information). Operating leases for office space include escalation clauses for increases in real estate taxes and certain operating expenses. Future minimum lease payments under operating leases as of June 30, 1998 are as follows:

     Year Ending June 30,
          1999                               $  548,513
          2000                                  415,217
          2001                                  233,731
          2002                                   21,171
          2003                                    9,797
                                             ----------
                                             $1,228,429
                                             ==========

Rental expense under operating leases was $816,000 and $585,000 for the years ended June 30, 1998 and 1997, respectively.


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

The Company was named as a party to a suit filed by the family of the Oxford group's former owner in which the family sought to recover $350,000 in proceeds payable under two key-man life insurance policies owned by the Company. The Company responded with a counter claim in which it sought to reduce the amount of the $325,000 note due on the purchase of the Oxford group (see Note 4). During 1998, both the claim and the counter claim were settled in the Company's favor. As a result of this settlement, the Company received the entirety of the life insurance proceeds. In addition, the note payable and related accrued interest were reduced $209,000 and $32,000, respectively. The remaining note and interest payable were satisfied with the insurance proceeds. The gain from the note and interest reduction (totaling $241,000) has been reflected in Non-Operating Income. Income from the life insurance proceeds has been reflected in Non-Operating Income ($250,000) and Loss from Operations of Medicare Agencies ($100,000).

[3]  Termination and Benefits Agreements

In October, 1997 the Company's Compensation Committee established a termination and benefits policy with respect to key executive employees which provides for payment of severance and benefits in the event of involuntary termination without cause and/or a change in control. As of March 1, 1998, the Company entered into employment agreements with the Chief Financial and Chief Operating Officers. In the event of a change in control, the maximum aggregate salary commitment for these employees would be approximately $900,000 over a period of 36 months.

Additionally on December 5, 1997, a termination and benefits modification was made to the Chairman's employment agreement. In the event of a change in control, the maximum aggregate severance commitment pursuant to this contract provision is approximately $2,555,000, in the form of a one-time payment. (See Note 12).

Note 11 - Major Customer

Fees billed to one major customer, the Illinois Department on Aging ("IDOA"), accounted for $13,689,000 (59%) and $11,532,000 (52%)of the total revenues from continuing operations for the years ended June 30, 1998 and 1997, respectively. The amounts due under such contracts totaled $2,110,000 and $1,667,000 at June 30, 1998 and 1997, respectively.

The Company is subject to the IDOA's requirement whereby 73% of the total service fees received from the department must be expended on direct service worker costs, as defined. As a participant with the IDOA, the Company is subject to an audit of its systems and procedures to determine whether the Company is in compliance with the rules and regulations of the contract. As of June 30, 1998, management believes the Company is in compliance with the contract.

Note 12 - Related Party Transactions

Approximately 54% of the Company's stock is held by Company officers or directors.

The Company has a loan outstanding to its majority shareholder in the amount of $133,668 and $121,564, including accrued interest thereon, as of June 30, 1998 and 1997 respectively. The loan bears interest at 9% per year. The principal plus accrued interest was due on July 31, 1998. Subsequent to June 30, 1998, the due date on this loan was extended until July 31, 1999.

The Company entered into an employment agreement with the Chairman/Chief Executive Officer, a major stockholder, effective in December, 1995. Pursuant to the agreement, the stockholder's base salary for years one and two of the contract are set and subsequent years' increases are at the discretion of the Compensation Committee of the Board of Directors. In addition, the stockholder is entitled to receive a benefit allowance equal to 10% of the stockholder's base salary per year. The agreement is for a period of five years and is automatically renewable for additional one year terms unless notice is given not less than 90 days prior to the end of the initial term or any succeeding year. The agreement also subjects the stockholder to non-competition provisions. In May, 1997, this employment agreement was modified to include the reimbursement of certain personal expenses incurred by the Chairman due
to his continuous travel on the Company's behalf.   On December 5, 1997
the Compensation Committee approved an additional modification which provides for severance and a one-time change of control payment in the event of involuntary termination without cause or termination arising from a change in the ownership and/or management of the Company. The maximum aggregate severance commitment pursuant to this contract provision is approximately $2,555,000, in the form of a one-time payment. Total compensation under this contract for the years ended June 30, 1998 and 1997 totaled $448,404 and $294,773, respectively.

In April, 1997, the Chairman was granted 200,000 incentive stock options at an option price of $4.95. In March, 1998, the Chairman was granted an additional 300,000 incentive stock options at an option price of $1.63 (See Note 13).

The Company, acting as a subcontractor, billed $73,000 and $112,000 in service fees for the years ended June 30, 1998 and 1997, respectively, to a not-for-profit organization in which the majority stockholder is an officer. The amount due from this organization was $91,000 and $34,000 at June 30, 1998 and 1997, respectively. The organization is provided certain space in the Company's leased facilities without charge.

A director of the Company received payments totaling $24,000 and $27,700 for the years ended June 30, 1998 and 1997, respectively, for the provision of legal services to the Company.

Note 13 - Stock Options

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." SFAS No. 123 was effective for the Company's 1996 fiscal year. SFAS No. 123 introduced a preferable fair value based method of accounting for stock-based compensation. SFAS No. 123 encourages, but does not require, companies to recognize compensation for grants of stock, stock options, and other equity instruments to employees based on the new fair value accounting rules. The Company intends to continue applying the existing accounting rules contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and disclose net income and earnings per share on a pro forma basis, based on the new fair value methodology.

In August 1995, the Company adopted the 1995 Stock Option Plan (the "Plan"). Under the Plan, incentive stock options and nonqualified stock options may be granted, at the discretion of the Board, to purchase up to 264,375 shares of the Company common stock through the year 2005. In January, 1997, the shareholders approved an increase of 1,500,000 shares to the number of shares available for which options may be granted.

Incentive stock options are to be granted at a price not less than the fair market value of the Company's Common Stock at the date of the grant. The exercise price may not be less than 110% of the fair market value of the Company's Common Stock at the date of the grant if the shareholder owns 10% or more of the Company's outstanding stock.
Options may be granted to employees, consultants, and directors of the Company and must be exercised within ten years of the date of the grant. Incentive options for a total of 200,000 shares were granted to the Chairman, the majority shareholder, at a price of $4.95 per share in April, 1997. In March, 1998, the Chairman was granted an additional 300,000 incentive share options at a price of $1.63 per share. Additionally in March, 1998, incentive options totaling 350,000 shares at an option price of $1.12 were granted to two employees and one director. Incentive options for a total of 20,000 shares were granted at a price of $6.875 per share to two employees in April, 1996. No stock options have been exercised, forfeited or cancelled during 1998 and 1997.

No compensation expense has been recognized in the Company's financial statements, as the Company continues to apply the provisions of Accounting Principles Board Opinion No. 25. However, were the Company to report under the fair value methodology set out in Statement of Financial Accounting Standard No. 123, the loss per share would have been $2.05. This amount was estimated using Black-Scholes stock option pricing method. The significant weighted average assumptions used are as follows: risk-free interest rate of 5.7%, expected life of options of 8 years, expected volatility of 66%, grant date fair value per option of $.74, and expected dividends of zero.

Nonqualified stock options are exercised at a price to be determined by the Board of Directors for a period of ten years after the grant date. No nonqualified options have been granted under the Plan.

Note 14 - Stock Warrants Outstanding

The Company has 1,638,750 issued and outstanding stock purchase warrants as of June 30, 1998. Each warrant entitles the holder to purchase one share of Common Stock at an exercise price of $6.00 per share at any time until December 4, 2000. The exercise price of the warrants is subject to adjustment in certain events pursuant to the anti-dilution provisions thereof. The warrants are redeemable, in whole or in part, at a price of $.10 per warrant commencing December 5, 1996, or sooner, with the sole consent of the lead underwriter, provided that (a) the Company gives 30 days prior written notice to the registered holders of the warrants, and (b) the closing high bid price or sale price per share of the Common Stock (if the Common Stock is then traded on NASDAQ or a national securities exchange) for a period of 10 consecutive trading days, ending on the third business day prior to the date of any redemption notice, equals or exceeds at least $9.00. The warrants shall be exercisable until the close of the business day preceding the date fixed for redemption.

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

Note 15 - Reportable Segments

In June 1997, the FASB issued Statements on Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management elected the early adoption of this pronouncement in fiscal 1997.

SFAS No. 131 requires that public enterprises report certain information about reporting segments in financial statements. It also requires the disclosure of certain information regarding services provided, geographic areas of operation and major customers.

Management has elected to identify the Company's reportable segments based on geographic areas (states): Alabama, Illinois, Missouri and Mississippi. Due to the manner in which the Company's subsidiaries are organized and managed, it should be noted that segment information for Illinois includes operations located in Arkansas and Indiana. Revenues in all four segments are derived from the provision of both skilled nursing services and unskilled homemaker/respite services.

Information related to the Company's reportable segments for 1998 is as follows (in thousands):

                Alabama  Illinois  Missouri  Mississippi      Total
Continuing Operations:
  Revenues      $ 3,740   $15,405  $  882      $ 3,110       $23,137

  Direct costs    2,991    10,586     542        2,075        16,194

  Gross margin      749     4,819     340        1,035         6,943

  Operating
     expenses       986     3,221     303        2,879         7,389
               --------   -------  ------     --------       -------
  Operating
     inc(loss)     (237)    1,598      37       (1,844)        (446)

Discontinued Operations:
   Gain (loss) from
     operations    (764)     (365)     22                    (1,107)
   Loss on
     disposal      (245)     (262)                             (507)
               --------   -------  ------      -------      -------
Net Gain (Loss)$ (1,246)  $   971  $   59      $(1,844)     $(2,060)
               ========   ======= =======      =======     =======
Total Assets   $  1,377   $ 3,143  $1,187      $ 1,596      $ 7,303
               ========   ======= =======      =======      =======

A reconciliation of the segments' net loss to the consolidated net loss is as follows (in thousands):

     Segments' net loss                                $(2,060)

     Plus:
          Non-operating income                             541
          Income tax benefit                               845

     Less:
          Corporate overhead expense                    (2,928)
                                                       -------

     Consolidated net loss                             $(3,602)
                                                       =======

A reconciliation of the segments' net assets to consolidated net assets is as follows (in thousands):

     Segments' total assets                            $7,303

     Plus:
          Corporate/support entities' total assets      1,258

     Consolidated Total Assets                         $8,561

Information related to the Company's reportable segments for 1997 is as follows (in thousands):

                Alabama  Illinois  Missouri  Mississippi    Total
Continuing Operations:
  Revenues      $ 3,266   $13,567  $           $ 2,350       $19,183

  Direct costs    2,400     9,160                1,559        13,119
               --------   -------   -------    -------       -------
  Gross margin      866     4,407                  791         6,064

  Operating
     expenses     1,507     2,271                  735         4,513
               --------   -------   -------    -------       -------
  Operating
     inc(loss)     (641)    2,136                   56         1,551

Discontinued Operations:

   Gain (loss) from
      operations      23     (106)     (87)                    (170)
                --------  -------  -------    -------       -------

Net Loss        $  (618)  $ 2,030  $   (87)    $    56      $ 1,381
                =======   =======   ======     =======      =======
Total Assets    $ 2,928   $ 3,772  $   298     $ 1,628      $ 8,626
                =======   =======   ======     =======      =======

A reconciliation of the segments' operating income to the consolidated net loss is as follows (in thousands):

     Segments' operating income                        $1,381

     Less:
          Income tax expense                              103
          Corporate overhead expense                    1,757
                                                       ------
     Consolidated net loss                             $ (479)
                                                       ======

A reconciliation of the segments' net assets to consolidated net assets is as follows (in thousands):

     Segments' total assets                            $8,626

     Plus:
          Corporate/support entities' total assets        942
                                                       ------

     Consolidated Total Assets                         $9,568
                                                       ======

Note 16 - Discontinued Operations

On June 27, 1998, the Board of Directors adopted a plan to dispose of the Medicare agencies (Homemakers, Lakeside (Illinois), Lakeside (Missouri), and Rosewood) through sale or liquidation. Negotiations for the sale of certain of these entities are currently being conducted with the respective management groups. Should consummation of these sales not occur, management intends to liquidate these operations during fiscal 1999. Net assets of the Medicare agencies at June 30, 1998 are as follows:

     Cash                               $  32,769
     Accounts receivable, net             842,151
     Prepaid expenses and other             3,577
     Property and equipment, net            9,581
     Accounts payable                    (311,322)
     Accrued expense                     (604,497)
     Due to third party payors           (713,269)
     Long term debt, current portion       (2,041)
                                        ---------
     Total                              $(743,051)
                                        =========

The Medicare agencies' operations had revenues of $2,437,000 and $3,030,000 in 1998 and 1997, respectively.

Note 17 - Subsequent Events

Effective September 30, 1998, the lender of the Company's secured bank debt totaling $2,904,486, issued a 60 day forbearance of the loan covenant violations (see Note 9).

As of October 9, 1998, the Company sold certain assets of Homemakers of Montgomery, Inc. for $350,000 in cash (the "Sale"). The Homemakers Sale will result in closure of that entity's Montgomery, AL location. Receipts of the Sale were used, in their entirety, to reduce existing indebtedness to the Company's lender, thereby reducing outstanding borrowing under the Company's credit facility to approximately $2,554,486.