Form 10QSB
period 1998-09-30
HELP AT HOME INC
filed 1998-11-12
CIK 1001109

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-QSB

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1998
                     Commission File No. 033-97034

                          HELP AT HOME, INC.

DELAWARE                                                    36-4033986
(State of other jurisdiction of                          (IRS Employer
incorporation or organization)                  Identification Number)

223 W. Jackson Blvd., Suite 500
Chicago, IL                                                      60606
(Address of principal executive offices)                    (Zip Code)

                             (312)663-4244
           (Issuer's telephone number, including area code)

Indicate by checkmark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

 Common Stock, par value $.02 per share, 1,869,375 shares outstanding as of November 9, 1998

Transitional Small Business Disclosure Format: Yes   No [X]

                           Help at Home, Inc.

                                 Index

PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

               Consolidated Balance Sheets at
               June 30, 1998 and September 30, 1998              3

               Consolidated Statements of Income
               for the three month periods ended
               September 30, 1997 and 1998                       4

               Consolidated Statements of Cash Flows
               for the three month periods ended                 5
               September 30, 1997 and 1998

               Notes to the Consolidated Financial Statements    6

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS     8

PART II:       OTHER INFORMATION                                13

ITEM 1.        LEGAL PROCEEDINGS                                13

ITEM 2.        CHANGES IN THE RIGHTS OF THE COMPANY'S
               SECURITY HOLDERS                                 13

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES                  13

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS                                 13

ITEM 5.        OTHER INFORMATION                                13

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                 13

               SIGNATURES                                       14

                           HELP AT HOME, INC.
                      Consolidated Balance Sheet
                                        September 30       June 30
                                            1998            1998
                                         (Unaudited)      (Audited)
                                Assets
Current Assets:
     Cash and cash equivalents          $   753,518    $   412,012
     Accounts receivable (net of allowance
        for doubtful accounts of $665,000
        and $560,000, respectively)       6,883,224      6,789,224
     Prepaid expenses and other             124,750        154,163
     Federal income tax receivable          494,667        436,583
     Deferred income taxes - current        211,103        335,283
                                        -----------    -----------
          Total Current Assets            8,467,262      8,127,265
Furniture and equipment, net                199,803        203,703
Due from officer                            136,699        133,668
Other assets                                 88,275         88,275
                                        -----------    -----------
          Total Assets                  $ 8,892,039    $ 8,552,911
                                        ===========    ===========

                 Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable                   $   874,245    $   841,511
     Accrued expenses                     2,097,370      1,858,821
     Due to third party payors              713,269        713,269
     Current maturities of long-term debt 2,917,988      2,919,969
     Deferred income taxes - current        107,880        152,600
                                        -----------    -----------
          Total Current Liabilities       6,710,752      6,486,170
Deferred income taxes - noncurrent          174,463        158,600
Long-term debt, less current portion            843          2,793
                                        -----------    -----------
          Total Liabilities               6,886,058      6,647,563

                         Stockholders' Equity
Preferred stock, par value $.01 per share;
   1,000,000 shares authorized, none issued
   or outstanding
Common stock, par value $.02 per share;
   14,000,000 shares authorized, 1,869,375
   issued and outstanding                    37,388         37,388
Additional paid in capital                3,694,406      3,694,406
Retained deficit                         (1,725,813)    (1,826,446)
                                        -----------    -----------
          Total Stockholders' Equity      2,005,981      1,905,348

          Total Liabilities and
             Stockholders' Equity       $ 8,892,039    $ 8,552,911
                                        ===========    ===========

   The accompanying notes to these consolidated financial statements are an integral part hereof.

                          HELP AT HOME, INC.
                   Consolidated Statements of Income
                              (Unaudited)

                                   Three Months Ended September 30
                                       1998            1997
Service fees                       $ 6,659,133    $ 5,394,001

Direct costs of services             4,554,330      3,813,683
                                   -----------    -----------

Gross margin                         2,104,803      1,580,318

Selling, general and
   administrative expenses           1,966,929      1,928,266
                                   -----------    -----------

Income (loss) from continuing
   operations before income taxes      137,874       (347,948)

Income tax expense (benefit)            37,239       (112,853)
                                   -----------    -----------
Income (loss) from continuing
   operations                          100,635       (235,095)

Discontinued operations:
   Income from operations of
      Medicare agencies (less
      applicable income tax
      expense of $9,560 in
      1997)                                  -         20,315

                                   -----------    -----------
Net Income (loss)                  $   100,635    $  (214,780)
                                   ===========    ===========

Basic and Diluted Income (Loss)
     Per Share:

Income (loss) from continuing
     operations                    $       .05    $      (.12)
Income from discontinued
     operations                              -            .01
                                   -----------    -----------
Net Income (loss) per share        $       .05    $      (.11)
                                   ===========    ===========
Weighted average number of
     common shares                   1,869,375      1,869,375

   The accompanying notes to these consolidated financial statements are an integral part hereof.

                          HELP AT HOME, INC.
                 Statement of Consolidated Cash Flows
                              (Unaudited)
                                   Three Months Ended September 30

                                               1998           1997
Cash flows from operating activities:
     Net income (loss)                     $   100,635   $ (214,780)
     Noncash changes in net loss
        Depreciation                            24,476       36,207
        Amortization                              -          34,076
        Deferred income taxes                  (25,331)     (80,202)
     Changes in:
        Accounts receivable                    (94,000)    (564,513)
        Prepaid expenses and other              29,413      (84,575)
        Accounts payable                        32,734      115,376
        Other current liabilities              238,547      197,615
        Due to third party payors                    -      125,000
        Current income taxes                    62,570      (34,510)
                                           -----------   ----------
     Net cash provided by (used in)
        operating activities                   369,044     (470,306)

Cash flows from investing activities:
     Acquisition of property                   (20,576)     (27,387)
     (Increase) in shareholder loan             (3,031)      (3,410)
                                           -----------   ----------
     Net cash used in investing activities     (23,607)     (30,797)

Cash flows from financing activities:
     Proceeds from long-term debt                    -      100,000
     Repayment of long-term debt                (3,931)     (16,519)
                                           -----------  -----------
     Net cash (used in) provided by
        financing activities                    (3,931)      83,481
                                           -----------  -----------
Net increase (decrease) in cash and
   cash equivalents                            341,506     (417,622)

Cash and cash equivalents:
     Beginning of period                       412,012      870,634
                                           -----------   ----------
     End of period                         $   753,518   $  453,012
                                           ===========   ==========
Supplemental disclosure of noncash investing
   and financing activities:
     Cash payments for:
          Interest                         $   172,603   $   12,199
          Income taxes                               -       11,400

     The accompanying notes to these financial statements are an integral part hereof.

                          HELP AT HOME, INC.

       NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   Basis of Presentation

These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Help at Home, Inc.'s (the Company) annual Report on Form-KSB for the fiscal year ended June 30, 1998 (1998 Form 10-
KSB). The following Notes to the Unaudited Consolidated Financial Statements highlight significant changes to the Notes included in the 1998 Form 10-KSB and such interim disclosures as required by the Securities and Exchange Commission. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles but is not required for interim reporting purposes has been omitted. The accompanying unaudited Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The financial results for interim periods may not be indicative of financial results for the full year.

Note 2:   Debt

Effective December 30, 1997, the Company entered into a one-year revolving credit agreement with Harris Trust and Savings Bank (Harris
Bank), Chicago, IL. The credit facility, collateralized by the entirety of the Company's accounts receivable together with the capital stock of the Company's subsidiaries (other than Homemakers of Montgomery, Inc.) had a maximum allowable loan limit of $3.5 Million or 75% of eligible accounts receivable, whichever was less. An October 1998 transaction through which the Company sold certain assets of Homemakers of Montgomery, Inc. for $350,000 operated to reduce the maximum allowable loan limit to $3,150,000. The Company utilized 100% of the proceeds of the Homemakers of Montgomery transaction to reduce its indebtedness under the credit facility as of October 9, 1998.

Pursuant to the terms of the credit facility, the Company must, during the life of the loan maintain defined tangible net worth of at least $2,265,000 and a defined current ratio of no less than 1.25:1. As of June 30, 1998 the Company was in technical default relative to maintenance of both financial ratios. The Company's lender declined to waive the technical defaults, but agreed to a standstill agreement through November 30, 1998. As of September 30, 1998 the Company remained in technical default with a (defined) current ratio of 1.24:1 and tangible net worth of approximately $2,006,000. The Company is continuing to work toward finalization of a replacement credit facility.

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

Termination and Benefits Agreements. As of October, 1997 the Company's Compensation Committee established a termination and benefits policy with respect to key executive employees which provides for payment of severance and benefits to promote adherence to the Company's non-competition policies in the event of involuntary termination without cause and/or a change in control. As of March 1, 1998 the Company entered into employment agreements with the Chief Operating and Chief Financial Officers. In the event of a change in control the maximum aggregate salary commitment for these employees would be approximately $900,000.

As of December 5, 1997 the Compensation Committee also approved a revised ten-year contract for the Chief Executive Officer which provides for severance and a one-time change of control payment in the event of involuntary termination without cause or termination arising from a change in the ownership and/or management of the Company. Assuming an effective date of December 1, 1998, the maximum aggregate severance commitment pursuant to this contract provision is approximately $2.5 Million. The change of control payment is defined as an amount equal to 10% of excess market capitalization of the Company on the 30th day following the change in control. Excess market capitalization is defined as an amount equal to the Company's outstanding capital stock multiplied by the closing per share price on the 30th day following the change less $6 Million.

Note 4:   Earnings Per Share.

Earnings per share have been determined by dividing earnings by the weighted average number of shares of Common Stock outstanding during each period.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW:

Help at Home, Inc. (The "Company") provides general homemaker and respite services to the elderly, medically fragile and disabled in their homes. The Company has engaged in the provision of unskilled homemaker services for over two decades. Help at Home operates 35 locations in Illinois, Missouri, Indiana, Alabama, Arkansas and Mississippi. The Company derives a significant portion of its revenues from 20 contracts with the Illinois Department on Aging. Similarly, the Company contracts with other state, regional and municipal agencies for the provision of custodial home care services.

The Company's Board of Directors elected to discontinue Medicare home health operations and adopted a disposition plan as of June 30, 1998 which calls for the sale or closure of the Company's Medicare home health agencies (Homemakers of Montgomery, Inc., Lakeside Home Health Agency, Inc. [IL], Lakeside Home Health Agency, Inc. [MO], and Rosewood Home Health, Inc. In connection with the Company's decision to discontinue Medicare home health services, Lakeside Home Health Agency, Inc. (IL) ceased operations as of August 31, 1998. Certain assets of Homemakers of Montgomery, Inc. were sold as of October 9, 1998 and that entity's patients were simultaneously transferred to a non-affiliated provider. Rosewood Home Health, Inc. was closed as of October 30, 1998 and its patients transferred to another non-affiliated provider.

The statements which are not historical facts contained in this form 10-QSB are forward looking statements that involve risks and uncertainties, including, but not limited to, the integration of new acquisitions into the operations of the Company, the ability of the Company to locate attractive acquisition candidates, the effect of economic conditions and interest rates, general labor costs, the impact and pricing of competitive services, regulatory changes and conditions, the results of financing efforts, the actual closing of contemplated transactions and agreements, the effect of the Company's accounting policies, and other risks detailed in the Company's Securities and Exchange Commission filings. No asurance can be given that the actual results of operations and financial condition will conform to the forward-looking statements contained herein.

This report covers the Company's operations for the first quarter of its 1999 fiscal year which will end on June 30, 1999. References herein to the first quarter of 1999 are specifically intended to relate to the quarter ended September 30, 1998, while references to the first quarter of 1998 are specifically intended to relate to the quarter ended September 30, 1997.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997:

Reportable Segments: In keeping with the adoption of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has identified reportable segments based on geographic areas (states). Revenues in all four segments are derived from the provision of unskilled homemaker/respite services. In addition to the disclosures made elsewhere herein, the following table presents a quarter to quarter comparison (in thousands) of the Company's segments:

              Alabama              Illinois        Missouri      Mississippi         Total
             1998   1997       1998     1997     1998    1997    1998    1997    1998     1997
Revenues  $  884   $ 968     $4,576   $3,629   $  311   $ 193   $ 888   $ 605   $6,659   $5,394
Direct
 Costs       665     870      3,062    2,426      182     121     645     397    4,554    3,814
           -----   -----     ------   ------    -----   -----   -----   -----   ------   ------
Gross
 Margin      219      98      1,514    1,203      129      72     243     207    2,105    1,581

Operating
 Expenses    137     235        801      734      112      54     282     266    1,332    1,289
           -----    -----     ------   ------    -----   -----   -----   -----   ------   ------
Operating
 income
 (loss)      82     (137)       713      469       17      18     (39)    (58)     773      292

Discontinued
 Operations:
 Gain (loss)
  from ops             48                (12)              (7)                               29
           -----    -----     ------   ------   -----   -----   -----   -----   ------   ------
Net Gain
 (loss)  $   82   $  (89)    $  713   $  457   $   17   $  11   $ (39)  $ (58)  $  773   $  321
          =====    =====     ======   ======    =====   =====    =====   =====   ======   ======
Total
 Assets  $1,436   $3,250     $3,444   $3,760   $1,568   $ 115   $1,316  $1,552  $7,764   $8,677
          ======   ======    ======   ======   ======    ====   ======   =====  ======   ======

Reconciliation of segments' operating income to the consolidated net gain
 (loss) is as follows:

                                                1998           1997
Segments' operating income                    $  773           $  321

Less:
     Income tax expense                           37             (103)
     Corporate overhead expense                  635              639
                                              ------           ------
Net income (loss)                             $  101          $  (215)
                                              ======           ======

Reconciliation of segments' total assets to consolidated net assets is as follows:

Segments Total Assets                         $7,764          $8,677

  Corporate/support entities' total assets     1,128           1,162
                                              ------          ------
Total Assets                                  $8,892          $9,839
                                              ======          ======

Client Service Revenue: Revenues derived from services to the Company's clients for the three months ended September 30, 1998 grew to approximately $6.7 Million reflecting an increase of $1.3 Million or 24% over the first quarter of fiscal 1998.

Approximately $5.8 Million, or 88%, of the Company's revenues for the first quarter of 1999 were derived from contracts pursuant to which the Company provides custodial services to clients in their homes. For the same quarter of fiscal 1998, contract services represented $4.7 Million or 86% of total revenues. Approximately $837,000, or 12%, of the Company's first quarter 1999 revenue was derived from commercial payors, institutional staffing arrangements, and private pay arrangements as compared to $742,000 or 13% for the same quarter of 1998.

A comparison of the first quarter of fiscal 1999 as contrasted to the same period in fiscal 1998, by state, shows the greatest revenue growth ($948,000 or 26%) in Illinois, followed by Mississippi ($283,012 or 47%) and Missouri ($118,274 or 61%). Alabama revenues declined by $84,000 or 9% from 1998 to 1999 due to the Company's decision to consolidate offices and/or de-emphasize services in certain rural markets.

Approximately 64% ($803,000)of the fiscal 1999 growth in revenue was derived from services provided to clients of the Illinois Department on Aging ("IDOA"). Services to IDOA client amounted to 60% of consolidated revenues for both quarters. The Company realized, as of July 1, 1998, a 9.5% rate increase for all services provided to IDOA clients.

Direct Costs of Providing Services: Direct costs of providing services to clients, comprised entirely of wages and related expenses paid to field staff members, were $4,554,000 (68% of revenues) for the three months ended September 30, 1998 versus $3,814,000 (71% of revenues)for the same quarter one year earlier. The increase of $741,000 (19%) is attributable entirely to the increase in service volume during the quarter. A comparison of direct costs by segment shows that, as a percentage of revenues, Illinois direct costs remained unchanged at 67% for both quarterly periods. Alabama direct costs were 75% for the 1999 quarter compared to 90% for the corresponding quarter in 1998. The 15% improvement in performance is the direct result of the Company's imposition of a wage limit for field workers employed in that state. Missouri direct costs were 59% of revenues for the quarter ended September 30, 1998 versus 63% of revenues for the same quarter one year earlier with the improvement attributable to contract rate increases for services to clients of the Missouri Department on Aging. Mississippi direct costs were 73% of revenues for the 1999 quarter versus 66% for the same quarter in fiscal 1998. The 7% increase is attributable to higher wage rates for new Mississippi Medicaid Waiver business acquired by the Company in the fall of 1998.

The gross margin on services grew by $524,000 in 1999 and reached $2.1 Million as compared to $1.6 Million for the same quarter in fiscal 1998. Gross margin contributions by state include $1,514,000 for Illinois (compared to $1,203,000 for the same quarter last year), $219,000 for Alabama (as compared to $98,000 for the same quarter last year), $129,000 for Missouri (as compared to $72,000 for the same quarter last year) and $243,000 for Mississippi (as compared to $207,000 for the same quarter last year).

Selling, General and Administrative Expense: Overall selling, general and administrative expenses grew by $39,000 for the first quarter of 1999 moving from $1,928,000 in 1998 to $1,967,000. In general, the entirety of the increase is related to increased service volume in the Company's Illinois locations ($125,000) which was offset by an $86,000 expense reduction in all other entities combined. Expense reductions were the result of a cost containment/expense reduction campaign begun in the third quarter of fiscal 1998.

Selling, general and administrative expense for the first quarter of fiscal 1999 represented 30% of revenues as compared to 36% of revenues for the same quarter in fiscal 1998. The proportionate improvement enabled a pre-tax income contribution of $138,000 versus a pre-tax loss of $318,000 for the same quarter last year.

Administrative salaries and benefits decreased by $20,000 for the quarter to $983,000 versus $1,003,000 for the same period one year earlier. The decrease is attributable to corporate support staff expense reductions. Professional fees and insurance expenses grew by $15,000 to $152,000 during the quarter with the entirety of the increase attributable to higher insurance premiums due to expansion. Occupancy expenses increased from $391,000 to $417,000 with the entirety of the increase due to new locations in Arkansas, Kansas City and St. Joseph, Missouri. Travel and entertainment expenses were reduced by $31,000 during the first quarter of 1998, moving from $90,000 to 59,000, with the entirety of the decrease attributable to savings in corporate travel expenses. Bad debt expenses increased by $21,000 from $79,000 to 100,000 due entirely to service volume increases which form the basis for calculation of bad debt expense reserves. Depreciation and amortization expense decreased by $33,000 to $21,000 for the quarter largely as a result of the write-off of the Oxford companies' goodwill as of June 30, 1998.

With respect to the Company's identified segments, Illinois operations experienced a $66,000 increase in overall operating expenses which grew from $734,000 to $800,000 quarter to quarter. The entirety of the growth is due to expansion in new markets plus service volume growth in established locations. Alabama operating expenses decreased by $99,000 from 1998 to 1999 due to the imposition of cost cutting measures in virtually all of the Alabama offices during the third quarter of fiscal 1998. Missouri operating expenses essentially doubled ($53,000 in 1998 growing to $113,000) in the first quarter of 1999 compared to the same quarter in 1998 due to the addition of two new offices in Kansas City and St. Joseph. Mississippi operating expenses increased by $16,000 to $282,000 during 1999 reflecting staff additions relative to the Mississippi Medicaid Waiver Program.

Earnings: Net income of $101,000 in the first quarter of 1999 compares to a net loss of $215,000 for the same quarter last year. Earnings per share of common stock were $.05 and $(.11) for the quarters, respectively. The EPS calculation is based on the computational guidelines for earnings per share information contained in the FASB Statement of Financial Accounting Standards No. 128, "Earning Per Share." The Company has 1,710,000 Warrants outstanding as a result of its initial public offering.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's basic cash requirements are for operating expenses, generally comprised of labor, occupancy and administrative costs. The Company relied in 1998 on approximately $1.9 Million of new borrowings under its existing credit facility to augment cash flow from operations for business expansion. The Company's secured debt obligations total approximately $2.9 Million as of September 30, 1998. Total long-term debt as of September 30, 1997 totaled approximately $1.5 Million. Total working capital stood at $1.6 Million as of September 30, 1998 versus $2.6 Million as of the same date in 1997.

The Company, as of September 30, 1998, was in technical default relative to two financial ratios enumerated in the loan agreement for its secured bank debt of $2.9 Million. At September 30, 1998 the loan agreement required that the Company's current ratio be maintained at a level of 1.25:1 and tangible net worth equal at least $2,625,000. As of September 30, 1998, the current ratio (as defined in the loan agreement) was 1.22:1 and tangible net worth stood at $2.0 Million. The Company's lender has declined to waive the technical defaults as noted, but has agreed to a standstill agreement effective through November 30, 1998. The Company, in the meantime, is working to obtain replacement financing while continuing to work with its existing lender to ensure adequate time to close a transaction with a new lender. The Company has also taken steps to reduce its outstanding indebtedness by applying the entirety of the proceeds received as a result of the sale of certain assets of Homemakers of Montgomery, Inc. to a reduction of its loan principal ($350,000). Outstanding indebtedness as of November 11, 1998 stood at approximately $2.5 Million. The Company believes that it will be successful in closing a replacement credit facility by November 30; however, there can be no assurance as to what action its current lender will take in the event an alternate financing arrangement is not obtained as of the expiration of the standstill agreement.

Cash provided by operations in 1999 was $396,000 versus and compares to an operational cash deficit of $(470,000) for the same quarter in fiscal 1998.

The Company had approximately $750,000 of cash on hand as of September 30, 1998 as contrasted to $450,000 of cash on hand at September 30, 1997. Based on the Company's operating projections, cash flows from established operations should be sufficient to fund existing business locations during the remainder of the fiscal year. Proceeds realized from future sales of discontinued operations may be used to augment operating cash flows and bolster the Company's overall cash position.

The Company presently has 1,638,750 Warrants outstanding with an exercise price of $6.00. The Warrants can be exercised at any time prior to December 5, 2005 and can be called anytime after December 5, 1996 provided the closing price of the Company's Common Stock is equal to or greater than $9.00 for ten consecutive days. The Company could realize a maximum of approximately $9.8 Million from the exercise of its Warrants. There can be no assurance, however, that the closing price of the Company's common stock will reach a level sufficient to precipitate exercise of the Warrants. As of the close of business November 12, 1998, the closing price of the Common Stock on the NASDAQ Stock Market was $1.53.

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


          HELP AT HOME, INC.

          Registrant


          Date:          November 12, 1998        /s/ Louis Goldstein
                                                  Louis Goldstein
                                                  Chairman/CEO

          Date:          November 12, 1998        /s/ Sharon S. Harder
                                                  Sharon S. Harder
                                                  Chief Financial Officer