Form 10QSB
period 1998-12-31
HELP AT HOME INC
filed 1999-02-16
CIK 1001109

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-QSB

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 1998
                      Commission File No. 033-97034


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

  Common Stock, par value $.02 per share, 1,869,375 shares outstanding as of February 12, 1999

Transitional Small Business Disclosure Format: Yes   No [X]

                           Help at Home, Inc.

                                  Index
PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

               Consolidated Balance Sheets at
               June 30, 1998 and December 31, 1998               3

               Consolidated Statements of Income
               for the three month periods ended
               December 31, 1997 and 1998                        4

               Consolidated Statements of Income
               for the six month periods ended
               December 31, 1997 and 1998                        5

               Consolidated Statements of Cash Flows
               for the six month periods ended                   6
               December 31, 1997 and 1998

               Notes to the Consolidated Financial Statements    7

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS     9

PART II:       OTHER INFORMATION                                17

ITEM 1.        LEGAL PROCEEDINGS                                17

ITEM 2.        CHANGES IN THE RIGHTS OF THE COMPANY'S
               SECURITY HOLDERS                                 17

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES                  17

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS                                 17

ITEM 5.        OTHER INFORMATION                                18

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                 18

               SIGNATURES                                       19

                           HELP AT HOME, INC.
                       Consolidated Balance Sheet
                                        December 31        June 30
                                            1998            1998
                                         (Unaudited)      (Audited)
                                 Assets

Current Assets:
     Cash and cash equivalents          $   433,460    $   412,012
     Accounts receivable (net of allowance
        for doubtful accounts of $770,238
        and $560,000, respectively)       7,926,931      6,789,224
     Prepaid expenses and other             158,012        154,163
     Federal income tax receivable          494,667        436,583
     Deferred income taxes - current         64,388        335,283
                                        -----------    -----------
          Total Current Assets            9,077,458      8,127,265

Furniture and equipment, net                186,865        203,703
Due from officer                            139,797        133,668
Deferred tax asset - noncurrent             146,715
Other assets                                 88,275         88,275
                                        -----------    -----------
          Total Assets                  $ 9,639,110    $ 8,552,911
                                        ===========    ===========

                  Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable                   $ 1,002,454    $   841,511
     Accrued expenses                     2,851,324      1,858,821
     Due to third party payors              704,228        713,269
     Current maturities of long-term debt 2,565,953      2,919,969
     Deferred income taxes - current        198,720        152,600
                                        -----------    -----------
          Total Current Liabilities       7,322,679      6,486,170

Deferred income taxes - noncurrent          174,463        158,600
Long-term debt, less current portion                         2,793
                                        -----------    -----------
          Total Liabilities               7,497,142      6,647,563
                          Stockholders' Equity
Preferred stock, par value $.01 per share;
   1,000,000 shares authorized, none issued
   or outstanding
Common stock, par value $.02 per share;
   14,000,000 shares authorized, 1,869,375
   issued and outstanding                    37,388         37,388
Additional paid in capital                3,694,401      3,694,406
Retained deficit                         (1,589,821)    (1,826,446)
                                        -----------    -----------
          Total Stockholders' Equity      2,005,981      1,905,348
          Total Liabilities and
             Stockholders' Equity       $ 9,639,110    $ 8,552,911
                                        ===========    ===========

The accompanying notes to these consolidated financial statements are an integral part hereof.

                           HELP AT HOME, INC.
                   Consolidated Statements of Income
                              (Unaudited)

                                   Three Months Ended December 31
                                       1998            1997
Service fees                       $ 6,992,707    $ 5,757,472

Direct costs of services             4,694,827      3,973,431
                                   -----------    -----------

Gross margin                         2,297,880      1,784,041

Selling, general and
   administrative expenses           2,071,050      2,071,575
                                   -----------    -----------

Income (loss) from continuing
   operations before income taxes      226,830       (287,534)

Income tax expense (benefit)            90,840        (61,564)
                                   -----------    -----------

Income (loss) from continuing
   operations                          135,990       (225,970)

Discontinued operations:
   Income from operations of
      Medicare agencies (less
      applicable income tax
      expense of $13,102 in
      1997)                                  -         19,653
                                   -----------    -----------
Net Income (loss)                  $   135,990   $   (206,317)
                                   ===========    ===========

Basic and Diluted Income (Loss)
     Per Share:
Income (loss) from continuing
     operations                    $       .07    $      (.12)
Income from discontinued
     operations                              -            .01
                                   -----------    -----------
Net Income (loss) per share        $       .07    $      (.11)
                                   ===========    ===========
Weighted average number of
     common shares                   1,869,375      1,869,375

   The accompanying notes to these consolidated financial statements are an integral part hereof.

                           HELP AT HOME, INC.
                   Consolidated Statements of Income
                              (Unaudited)

                                   Six Months Ended December 31
                                       1998            1997
Service fees                       $ 13,651,840   $ 11,151,472

Direct costs of services              9,249,157      7,775,687
                                   ------------   ------------

Gross margin                          4,402,683      3,375,785
Selling, general and
   administrative expenses            4,037,809      4,004,894
                                   ------------   ------------

Income (loss) from continuing
   operations before income taxes       364,874       (629,109)

Income tax expense (benefit)            128,249       (176,777)
                                   ------------   ------------

Income (loss) from continuing
   operations                           236,625       (452,332)

Discontinued operations:
   Income from operations of
      Medicare agencies (less
      applicable income tax
      expense of $20,822 in
      1997)                                  -         31,235
                                   -----------    -----------
Net Income (loss)                  $   236,625   $   (421,097)
                                   ===========    ===========

Basic and Diluted Income (Loss)
     Per Share:
Income (loss) from continuing
     operations                    $       .13    $      (.24)
Income from discontinued
     operations                              -            .02
                                   -----------    -----------
Net Income (loss) per share        $       .13    $      (.22)
                                   ===========    ===========
Weighted average number of
     common shares                   1,869,375      1,869,375

   The accompanying notes to these consolidated financial statements are an integral part hereof.

                           HELP AT HOME, INC.
                  Statement of Consolidated Cash Flows
                              (Unaudited)

                                     Six Months Ended December 31
                                               1998           1997
Cash flows from operating activities:
     Net income (loss)                     $   236,625   $ (421,097)
     Noncash changes in net loss
        Depreciation                            25,240       72,366
        Amortization                                 -       68,153
        Deferred income taxes                   65,509      (25,467)
     Changes in:
        Accounts receivable                 (1,137,707)  (1,077,376)
        Prepaid expenses and other              (3,849)      35,736
        Accounts payable                       160,938     (192,019)
        Other current liabilities              992,503      474,444
        Due to third party payors               (9,041)     344,572
        Current income taxes                    62,570        1,793
                                           -----------   ----------
     Net cash provided by (used in)
        operating activities                   392,788     (718,899)

Cash flows from investing activities:
     Acquisition of property                    (8,402)     (36,514)
     (Increase) in shareholder loan             (6,129)      (6,242)
                                           -----------   ----------
     Net cash used in investing activities     (14,531)     (42,756)

Cash flows from financing activities:
     Proceeds from long-term debt                    -       67,582
     Repayment of long-term debt              (356,809)
                                           -----------   -----------
     Net cash (used in) provided by
        financing activities                  (356,809)      67,582
                                           -----------   ----------
Net increase (decrease) in cash and
   cash equivalents                             21,448     (694,073)
Cash and cash equivalents:
     Beginning of period                       412,012      870,634
                                           -----------   ----------
     End of period                         $   433,460   $  176,561
                                           ===========   ==========

Supplemental disclosure of noncash investing
   and financing activities:
     Cash payments for:
          Interest                         $   193,945   $   62,289

      The accompanying notes to these financial statements are an integral part hereof.

                           HELP AT HOME, INC.
        NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   Basis of Presentation

These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Help at Home, Inc.'s (the Company) annual Report on Form-KSB for the fiscal year ended June 30, 1998 (1998 Form 10-KSB). The following Notes to the Unaudited Consolidated Financial Statements highlight significant changes to the Notes included in the 1998 Form 10-KSB and such interim disclosures as required by the Securities and Exchange Commission. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles but is not required for interim reporting purposes has been omitted. The accompanying unaudited Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The financial results for interim periods may not be indicative of financial results for the full year.

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

Pursuant to the terms of the credit facility, the Company must, during the life of the loan maintain defined tangible net worth of at least $2,265,000 and a defined current ratio of no less than 1.25:1. As of June 30, 1998 the Company was in technical default relative to maintenance of both financial ratios. The Company's lender declined to waive the technical defaults, but agreed to a standstill agreement through November 30, 1998. As of December 31, 1998 the Company remained in technical default with a (defined) current ratio of 1.22:1 and tangible net worth of approximately $2,142,000. The Company is continuing to work toward finalization of a replacement credit facility.

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

As of December 5, 1997 the Compensation Committee also approved a revised ten-year contract for the Chief Executive Officer which provides for severance and a one-time change of control payment in the event of involuntary termination without cause or termination arising from a change in the ownership and/or management of the Company. Assuming an effective date of March 1, 1999, the maximum aggregate severance commitment pursuant to this contract provision is approximately $2.5 Million. The change of control payment is defined as an amount equal to 10% of excess market capitalization of the Company on the 30th day following the change in control. Excess market capitalization is defined as an amount equal to the Company's outstanding capital stock multiplied by the closing per share price on the 30th day following the change less $6 Million.

Note 4:   Earnings Per Share.

Earnings per share have been determined by dividing earnings by the weighted average number of shares of Common Stock outstanding during each period.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW:

Help at Home, Inc. (The "Company") provides general homemaker and respite services to the elderly, medically fragile and disabled in their homes. The Company has engaged in the provision of unskilled homemaker services for over two decades. Help at Home operates 33 locations in Illinois, Missouri, Indiana, Alabama, Arkansas and Mississippi. The Company derives a significant portion of its revenues from 20 contracts with the Illinois Department on Aging. Similarly, the Company contracts with other state, regional and municipal agencies for the provision of custodial home care services.

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

This report covers the Company's operations for the second quarter of its 1999 fiscal year which will end on June 30, 1999. References herein to the second quarter of 1999 are specifically intended to relate to the quarter ended December 31, 1998, while references to the second quarter of 1998 are specifically intended to relate to the quarter ended December 31, 1997.

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1997:

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

              Alabama            Illinois         Missouri       Mississippi       Total
             1998     1997       1998     1997    1998    1997    1998    1997    1998    1997
Revenues    $ 844   $1,037     $4,869   $3,751   $ 328   $ 218   $ 952   $ 751  $6,993  $5,757
Direct
 Costs        584      776      3,227    2,575     203     131     681     489   4,695   3,971
            -----   ------     ------   ------   -----   -----   -----   -----  ------  ------
Gross
 Margin       260      261      1,642    1,176     125      87     271     262   2,298   1,786

Operating
 Expenses     131      181        890      789     114      65     324     362   1,459   1,397
            -----   ------     ------   ------   -----   -----  ------   -----  ------  ------
Operating
 income
 (loss)       129       80        752      387      11      22     (53)   (100)    839     389

Discontinued
 Operations:
 Gain (loss)
  from ops              33                 (23)             22                              32
            -----   ------    -------   ------   -----   -----   ------   ------  ------ ------

Net Gain
 (loss)   $  129    $  113    $   752   $  364   $  11   $  44   $  (53)  $(100)$  839  $  421
          ======    ======    =======   ======   =====   =====   ======   ===== ======  ======
Total
 Assets    $1,892   $3,532     $4,665   $3,432   $ 613   $ 418   $1,353  $1,606 $8,523  $8,988
           ======   ======    =======   ======   =====   =====   ======  ====== ======  ======

Reconciliation of segments' operating income to the consolidated net gain
(loss) is as follows:
                                               1998          1997
Segments' operating income                    $ 839         $ 421
Less:
     Income tax expense                          97           (48)
     Corporate overhead expense                 606           675
                                             ------         -----
Net income (loss)                             $ 136         $(206)
                                             ======         =====
Reconciliation of segments' total assets to consolidated net assets is as follows:
Segments Total Assets                         $8,523        $8,988
Plus:
  Corporate/support entities' total assets     1,116           785
                                              ------        ------
     Total Assets                             $9,639        $9,773
                                              ======        ======

Client Service Revenue: Revenues derived from services to the Company's clients for the three months ended December 31, 1998 grew to approximately $7.0 Million reflecting an increase of $1.2 Million or 21% over the second quarter of fiscal 1998.

Approximately $6.2 Million, or 88%, of the Company's revenues for the second quarter of 1999 were derived from contracts pursuant to which the Company provides custodial services to clients in their homes. For the same quarter of fiscal 1998, contract services represented $4.9 Million or 86% of total revenues. Approximately $839,000, or 12%, of the Company's second quarter 1999 revenue was derived from commercial payors, institutional staffing arrangements, and private pay arrangements as compared to $806,000 or 14% for the same quarter of 1998.

A comparison of the second quarter of fiscal 1999 as contrasted to the same period in fiscal 1998, by state, shows the greatest revenue growth ($1.1 Million or 30%) in Illinois, followed by Mississippi ($201,000 or 27%)and Missouri ($109,000 or 50%). Alabama revenues declined by $192,000 or 19% from 1998 to 1999 due to the Company's decision to consolidate offices and/or de-emphasize services in certain rural markets.

Approximately 57% ($707,000)of the fiscal 1999 growth in revenue was derived from services provided to clients of the Illinois Department on Aging ("IDOA"). Services to IDOA client amounted to 59% of consolidated revenues for both quarters. The Company realized, as of July 1, 1998, a 9.5% rate increase for all services provided to IDOA clients.

Direct Costs of Providing Services: Direct costs of providing services to clients, comprised entirely of wages and related expenses paid to field staff members, were $4,695,000 (67% of revenues) for the three months ended December 31, 1998 versus $3,973,000 (69% of revenues)for the same quarter one year earlier. The increase of $722,000 (18%) is attributable entirely to the increase in service volume during the quarter. A comparison of direct costs by segment shows that, as a percentage of revenues, Illinois direct costs were 66% of revenues as compared to 69% for the same quarter one year earlier due to rate increases which were only partially offset by wage adjustments. Alabama direct costs were 69% for the 1999 quarter compared to 75% for the corresponding quarter in 1998. The 6% improvement in performance is the direct result of the Company's imposition of a wage limit for field workers employed in that state. Missouri direct costs were 62% of revenues for the quarter ended December 31, 1998 versus 60% of revenues for the same quarter one year earlier with the increase attributable to competitive wage rate increases for services to clients of the Missouri Department on Aging. Mississippi direct costs were 72% of revenues for the 1999 quarter versus 65% for the same quarter in fiscal 1998. The 7% increase is attributable to higher wage rates for new Mississippi Medicaid Waiver business acquired by the Company in the fall of 1998.

The gross margin on services grew by $514,000 in 1999 and reached $2.3 Million as compared to $1.8 Million for the same quarter in fiscal 1998. Gross margin contributions by state include $1,642,000 for Illinois (compared to $1,173,000 for the same quarter last year), $260,000 for Alabama (as compared to $261,000 for the same quarter last year), $124,000 for Missouri (as compared to $87,000 for the same quarter last year) and $271,000 for Mississippi (as compared to $262,000 for the same quarter last year).

Selling, General and Administrative Expense: Overall selling, general and administrative expenses remained unchanged for the second quarter of 1999 at $2,071,000. Certain administrative expense reductions amounting to approximately $214,000 were entirely offset by increases in interest and other nonoperating expense.

Selling, general and administrative expense for the second quarter of fiscal 1999 represented 30% of revenues as compared to 36% of revenues for the same quarter in fiscal 1998. The proportionate improvement enabled a pre-tax income contribution of $227,000 versus a pre-tax loss of $288,000 on continuing operations for the same quarter last year.

Administrative salaries and benefits decreased by $143,000 for the quarter to $990,000 versus $1,133,000 for the same period one year earlier. The decrease is attributable to corporate support staff expense reductions and elimination of certain administrative positions in Alabama due to consolidation of offices. Professional fees and insurance expenses grew by $103,000 to $228,000 during the quarter due primarily to higher insurance premiums as a result of expansion. Occupancy expenses increased from $236,000 to $262,000 with the entirety of the increase due to new locations in Arkansas, Kansas City and St. Joseph, Missouri. Travel and entertainment expenses were reduced by $40,000 during the first quarter of 1998, moving from $89,000 to 49,000, with the entirety of the decrease attributable to savings in corporate travel expenses. Bad debt expenses increased by $16,000 from $87,000 to 103,000 due entirely to service volume increases which form the basis for calculation of bad debt expense reserves. Depreciation and amortization expense decreased by $33,000 to $23,000 for the quarter largely as a result of the write-off of the Oxford companies' goodwill as of June 30, 1998.

With respect to the Company's identified segments, Illinois operations experienced a $101,000 increase in overall operating expenses which grew from $788,000 to $890,000 quarter to quarter. The entirety of the growth is due to expansion in new markets plus service volume growth in established locations. Alabama operating expenses decreased by $50,000 from 1998 to 1999 due to the imposition of cost cutting measures in virtually all of the Alabama offices during the third quarter of fiscal 1998. Missouri operating expenses increased by 75% ($65,000 in 1998 growing to $114,000) in the first quarter of 1999 compared to the same quarter in 1998 due to the addition of two new offices in Kansas City and St. Joseph. Mississippi operating expenses decreased by $38,000 to $324,000 during 1999 reflecting the closure of low volume offices in that state.

Earnings: Net income of $136,000 in the second quarter of 1999 compares to a net loss of $(206,000) for the same quarter last year. Earnings per share of common stock were $.07 and $(.11) for the quarters, respectively. The EPS calculation is based on the computational guidelines for earnings per share information contained in the FASB Statement of Financial Accounting Standards No. 128, "Earning Per Share." The Company has 1,869,375 shares of Common Stock outstanding and 1,710,000 Warrants outstanding.

SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1997.

              Alabama         Illinois          Missouri      Mississippi        Total
            1998     1997    1998    1997    1998    1997    1998      1997    1998     1997
Revenues  $1,728   $2,005  $9,445  $7,380   $ 638   $ 411   $1,840  $1,356  $13,651  $11,152
Direct
 Costs     1,249    1,635   6,289   5,002     385     252    1,326     887    9,249    7,776
          ------   ------  ------  ------   -----   -----   ------   -----   ------   ------
Gross
 Margin      479      370   3,156   2,378     253     159      514     469    4,402    3,376

Operating
 Expenses    268      415   1,689   1,539     227     104      606     628    2,790    2,704
           ------  ------- ------  ------   -----   -----   ------  ------   ------   ------
Operating
 income
 (loss)      211      (45)  1,467     839      26      55      (92)   (159)   1,612      672

Discontinued
 Operations:
 Gain (loss)
  from ops             71             (19)                                               52
          -------  ------  ------   ------   -----  -----   ------  ------  -------  -------
Net Gain
 (loss)  $   211   $   26  $1,467   $  820   $  26   $ 55   $  (92)  $(159) $ 1,612 $   742
         =======   ====== =======   ======   =====   ====   ======   ====== =======  ======
Total
 Assets    $ 1,892 $3,532  $4,665   $3,432   $ 613  $ 418   $1,353   $1,606 $8,523  $ 8,988
           ======= ====== =======   ======   =====  =====   ======   ====== ======   ======

Reconciliation of segments' operating income to the consolidated net gain
(loss) is as follows:
                                              1998           1997
Segments' operating income                 $ 1,612          $  742
Less:
     Income tax expense                        128            (151)
     Corporate overhead expense              1,247           1,314
                                           -------          ------
Net income (loss)                          $   237          $ (421)
                                           =======          ======
Reconciliation of segments' total assets to consolidated net assets is as follows:
Segments Total Assets                      $8,523          $8,988

Plus:
Corporate/support entities' total assets    1,116             785
                                          -------          ------
     Total Assets                          $9,639          $9,773
                                           ======          ======

Client Service Revenue: Revenues derived from services to the Company's clients for the six months ended December 31, 1998 grew to approximately $13.7 Million reflecting an increase of $2.5 Million or 22% over the first two quarters of fiscal 1998.

Approximately $12.0 Million, or 88%, of the Company's revenues for the first six months of 1999 were derived from contracts pursuant to which the Company provides custodial services to clients in their homes. For the same quarters of fiscal 1998, contract services represented $9.6 Million or 86% of total revenues. Approximately $1.6 Million, or 12%, of the Company's 1999 revenue was derived from commercial payors, institutional staffing arrangements, and private pay arrangements as compared to $1.6 Million or 14% for the same quarter of 1998.

A comparison of the first six months of fiscal 1999 as contrasted to the same period in fiscal 1998, by state, shows the greatest revenue growth ($2.1 Million or 28%) in Illinois, followed by Mississippi ($484,000 or 36%)and Missouri ($228,000 or 55%). Alabama revenues declined by $277,000 or 14% from 1998 to 1999 due to the Company's decision to consolidate offices and/or de-emphasize services in certain rural markets.

Approximately 57% ($1.4 Million)of the fiscal 1999 growth in revenue was derived from services provided to clients of the Illinois Department on Aging ("IDOA"). Services to IDOA client amounted to 59% of consolidated revenues for the six months ended December 31, 1998 versus. The Company realized, as of July 1, 1998, a 9.5% rate increase for all services provided to IDOA clients.

Direct Costs of Providing Services: Direct costs of providing services to clients, comprised entirely of wages and related expenses paid to field staff members, were $9.2 Million (68% of revenues) for the six months ended December 31, 1998 versus $7.8 Million (70% of revenues)for the same period one year earlier. The increase of $1.4 Million (19%) is attributable entirely to the increase in service volume during the quarter. A comparison of direct costs by segment shows that, as a percentage of revenues, Illinois direct costs were 67% of revenues as compared to 68% for the same period one year earlier. Alabama direct costs were 72% for 1999 compared to 82% for the corresponding six month period in 1998. The 10% improvement in performance is the direct result of the Company's imposition of a wage limit for field workers employed in that state. Missouri direct costs were 60% of revenues for the six months ended December 31, 1998 versus 61% of revenues for the same six month period one year earlier. Mississippi direct costs were 72% of revenues for 1999 versus 65% for the same two quarters in fiscal 1998. The 7% increase is attributable to higher wage rates for new Mississippi Medicaid Waiver business acquired by the Company in the fall of 1998.

The gross margin on services grew by $1 Million in 1999 and reached $4.4 Million as compared to $3.4 Million for the same six months in fiscal 1998. Gross margin contributions by state include $3.2 Million for Illinois (compared to $2.4 for the same six months last year), $480,000 for Alabama (as compared to $370,000 for the same period last year), $253,000 for Missouri (as compared to $159,000 for the same period last year) and $513,000 for Mississippi (as compared to $469,000 for the same period last year).

Selling, General and Administrative Expense: Overall selling, general and administrative expenses remained essentially flat at $4.0 Million for both six month periods.

Selling, general and administrative expense for the six months ended December 31, 1998 represented 30% of revenues as compared to 36% of revenues for the same six month period in fiscal 1998. The proportionate improvement enabled a pre-tax income contribution of $365,000 versus a pre-tax loss of $(629,000) on continuing operations for the same six months last year.

Administrative salaries and benefits associated with continuing operations decreased by $162,000 for the six months to $1,973,000 versus $2,135,000 for the same period one year earlier. The decrease is attributable to corporate support staff expense reductions ($154,000) and elimination of certain administrative positions in Alabama due to consolidation of offices ($58,000)and staff growth in Illinois ($50,000) due to establishment of new offices and volume growth in established locations. Professional fees and insurance expenses grew by $117,000 to $263,000 during the six months due to higher insurance premiums as a result of expansion and fees associated with routine legal matters. Occupancy expenses increased from $474,000 to $523,000 with the entirety of the increase due to new locations in Arkansas, Kansas City and St. Joseph, Missouri. Travel and entertainment expenses were reduced by $73,000 during the first six months of 1999, moving from $180,000 to $107,000, with the entirety of the decrease attributable to savings in corporate travel expenses. Bad debt expenses increased by $35,000 from $168,000 to 203,000 due entirely to service volume increases which form the basis for calculation of bad debt expense reserves. Depreciation and amortization expense decreased by $56,000 to $46,000 for the six months due to the write-off of the Oxford companies' goodwill as of June 30, 1998.

With respect to the Company's identified segments, Illinois operations experienced a $158,000 increase in overall operating expenses which grew from $1,531,000 to $1,689,000 for the six months ended December 31, 1998. The entirety of the growth is due to expansion in new markets plus service volume growth in established locations. Alabama operating expenses decreased by $152,000 from 1998 to 1999 due to the imposition of cost cutting measures in virtually all of the Alabama offices during the third quarter of fiscal 1998. Missouri operating expenses increased by 92% ($118,000 in 1998 growing to $227,000) in the first six months of 1999 due to the addition of two new offices in Kansas City and St. Joseph. Mississippi operating expenses decreased by $30,000 to $605,000 during the first six months of 1999 reflecting the closure of low volume offices in that state.

Earnings: Net income of $237,000 for the six months ended December 31, 1998 compares to a net loss of $(473,000) for the same six month period last year. Earnings per share of common stock were $.13 and $(.22) for the six month periods, respectively. The EPS calculation is based on the computational guidelines for earnings per share information contained in the FASB Statement of Financial Accounting Standards No. 128, "Earning Per Share." The Company has 1,869,375 shares of Common Stock outstanding and 1,710,000 Warrants outstanding as a result of its initial public offering.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's basic cash requirements are for operating expenses, generally comprised of labor, occupancy and administrative costs. The Company relied in 1998 on approximately $1.9 Million of new borrowings under its existing credit facility to augment cash flow from operations for business expansion. The Company's secured debt obligations total approximately $2.6 Million as of December 31, 1998. Total long-term debt as of December 31, 1997 totaled approximately $1.5 Million. Total working capital stood at $1.7 Million as of December 31, 1998 versus $2.1 Million as of the same date in 1997.

The Company, as of December 31, 1998, was in technical default relative to two financial ratios enumerated in the loan agreement for its secured bank debt of $2.6 Million. At December 31, 1998 the loan agreement required that the Company's current ratio be maintained at a level of 1.25:1 and tangible net worth equal at least $2,625,000. As of December 31, 1998, the current ratio (as defined in the loan agreement) was 1.22:1 and tangible net worth stood at $2.1 Million. The Company's lender has declined to waive the technical defaults as noted, but agreed to a standstill agreement effective through November 30, 1998. While the standstill agreement has expired, the Company is continuing to work with its lender to effectuate replacement The Company believes that it will be successful in closing a replacement credit facility by within 30 days; however, there can be no assurance as to what action its current lender will take in the event an alternate financing arrangement is not obtained.

Cash provided by operations in 1999 was $392,000 versus an operational cash deficit of $(719,000) for the same quarter in fiscal 1998.

The Company had approximately $433,000 of cash on hand as of December 31, 1998 as contrasted to $871,000 of cash on hand at December 31, 1997. Based on the Company's operating projections, cash flows from established operations should be sufficient to fund existing business locations during the remainder of the fiscal year. Proceeds realized from future sales of discontinued operations may be used to augment operating cash flows and bolster the Company's overall cash position.

The Company presently has 1,638,750 Warrants outstanding with an exercise price of $6.00. The Warrants can be exercised at any time prior to December 5, 2005 and can be called anytime after December 5, 1996 provided the closing price of the Company's Common Stock is equal to or greater than $9.00 for ten consecutive days. The Company could realize a maximum of approximately $9.8 Million from the exercise of its Warrants. There can be no assurance, however, that the closing price of the Company's common stock will reach a level sufficient to precipitate exercise of the Warrants. As of the close of business February 12, 1999, the closing price of the Common Stock on the NASDAQ Stock Market was $1.44.

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

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 23, 1998 the Company held its annual meeting of shareholders to elect a Board of Directors for the ensuing year. No other business was transacted at the meeting.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

None.

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          HELP AT HOME, INC.

          Registrant


          Date:          February 12, 1999   /s/ Louis Goldstein
                                             Louis Goldstein
                                             Chairman/CEO

          Date:          February 12, 1999   /s/ Sharon S. Harder
                                             Sharon S. Harder
                                             Chief Financial Officer