Form 10QSB
period 1999-03-31
HELP AT HOME INC
filed 1999-05-17
CIK 1001109

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1999
                        Commission File No. 033-97034

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

                                (312) 663-4244
              (Issuer's telephone number, including area code)

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

    Common Stock, par value $.02 per share, 1,869,375 shares outstanding as of May 14, 1999

  Transitional Small Business Disclosure Format: Yes   No [X]

                               Help at Home, Inc.
                                    Index


  PART I.        FINANCIAL INFORMATION

  ITEM 1.        FINANCIAL STATEMENTS

                      Consolidated Balance Sheets at
                      June 30, 1998 and March 31, 1999                  3

                      Consolidated Statements of Income
                      for the three month periods ended
                      March 31, 1998 and 1999                           4

                      Consolidated Statements of Income
                      for the nine month periods ended
                      March 31, 1998 and 1999                           5

                      Consolidated Statements of Cash Flows
                      for the six month periods ended
                      March 31, 1998 and 1999                           6

                      Notes to the Consolidated Financial Statements    7

  ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS            9


  PART II:     OTHER INFORMATION                                       17

  ITEM 1       LEGAL PROCEEDINGS                                       17

  ITEM 2.      CHANGES IN THE RIGHTS OF THE COMPANY'S
               SECURITY HOLDERS                                        17

  ITEM 3.      DEFAULTS UPON SENIOR SECURITIES                         17

  ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS                                        17

  ITEM 5.      OTHER INFORMATION                                       18

  ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                        18

               SIGNATURES                                              19

                               HELP AT HOME, INC.
                          Consolidated Balance Sheet
                                                   March 31        June 30
                                                     1999            1998
                                                 (Unaudited)      (Audited)
                                                 ----------     ----------
                     Assets

  Current Assets:
      Cash and cash equivalents                 $   966,861    $   412,012
       Accounts receivable (net of allowance
          for doubtful accounts of $872,550
          and $560,000, respectively)             8,549,492      6,789,224
       Prepaid expenses and other                   192,333        154,163
       Federal income tax receivable                494,667        436,583
       Deferred income taxes - current               64,388        335,283
                                                 ----------     ----------
            Total Current Assets                 10,267,741      8,127,265

  Furniture and equipment, net                      167,480        203,703
  Due from officer                                  142,966        133,668
  Deferred tax asset - noncurrent                   146,715            -
  Other assets                                       88,275         88,275
                                                 ----------     ----------
            Total Assets                        $10,813,177    $ 8,552,911
                                                 ==========     ==========

       Liabilities and Stockholders' Equity

  Current Liabilities:
       Accounts payable                         $ 1,214,074    $   841,511
       Accrued expenses                           3,736,374      1,858,821
       Due to third party payors                    704,228        713,269
       Current maturities of long-term debt       2,425,166      2,919,969
       Deferred income taxes - current              285,994        152,600
                                                 ----------     ----------
                                                  8,365,836      6,486,170

  Deferred income taxes - noncurrent                174,463        158,600
  Long-term debt, less current portion                   -           2,793
                                                 ----------     ----------
            Total Liabilities                     8,540,299      6,647,563


             Stockholders' Equity

  Preferred stock, par value $.01 per share;
     1,000,000 shares authorized, none issued
     or outstanding
  Common stock, par value $.02 per share;
     14,000,000 shares authorized, 1,869,375
     issued and outstanding                          37,388         37,388
  Additional paid in capital                      3,694,401      3,694,406
  Retained deficit                               (1,458,911)    (1,826,446)
                                                 ----------     ----------
            Total Stockholders' Equity            2,272,878      1,905,348
            Total Liabilities and
               Stockholders' Equity             $10,813,177    $ 8,552,911
                                                 ==========     ==========

   The accompanying notes to these consolidated financial statements are an integral part hereof.



                               HELP AT HOME, INC.
                        Consolidated Statements of Income
                                   (Unaudited)

                                                Three Months Ended March 31
                                                    1999           1998
                                                 ----------     ----------
  Service fees                                  $ 6,916,129    $ 5,735,580

  Direct costs of services                        4,741,746      4,080,310
                                                 ----------     ----------
  Gross margin                                    2,174,383      1,655,270

  Selling, general and
    administrative expenses                       1,959,507      2,332,879
                                                 ----------     ----------
  Income (loss) from continuing operations          214,876       (677,609)

  Other Income                                        3,310        598,873
                                                 ----------     ----------
  Income (loss) before income taxes                 218,186        (78,736)
  Income tax expense (benefit)                       87,274       (183,307)
                                                 ----------     ----------
  Income (loss) from continuing operations          130,912        104,571

  Discontinued operations:
     Income from operations of
        Medicare agencies (less
        applicable income tax
        Benefit of $6,167 in 1997)                       -          (9,251)
                                                 ----------     ----------
  Net Income (loss)                                 130,912         95,320
                                                 ==========     ==========

  Basic and Diluted Income (Loss)
       Per Share:
  Income (loss) from continuing operations      $     0 .07    $      0.06
  Income from discontinued operations               ( 0 .01)            -
                                                 ----------     ----------
  Net Income (loss) per share                   $      0.07    $      0.05
                                                 ==========     ==========
  Weighted average number of
       common shares                              1,869,375      1,869,375


       The accompanying notes to these consolidated financial statements are an integral part hereof.

                             HELP AT HOME, INC.
                      Consolidated Statements of Income
                                 (Unaudited)

                                                Nine Months Ended March 31
                                                    1999           1998
                                                 ----------     ----------
  Service fees                                  $20,567,969    $16,886,963

  Direct costs of services                       13,990,903     11,859,383
                                                 ----------     ----------
  Gross margin                                    6,577,066      5,027,580

  Selling, general and
    administrative expenses                       5,997,316      6,400,278
                                                 ----------     ----------
  Income (loss) from continuing
    operations before income taxes                  579,750     (1,372,698)

  Other Income                                        3,310        630,789
                                                 ----------     ----------
  Income (loss) before income taxes                 583,060       (741,909)
  Income tax expense (benefit)                      215,523       (373,710)
                                                 ----------     ----------
  Income (loss) from continuing
    operations                                      367,537       (368,199)

  Discontinued operations:
     Income from operations of
        Medicare agencies (less
        applicable income tax
        expense of $28,281 in 1997)                      -          42,422
                                                 ----------     ----------
  Net Income (loss)                                 367,537       (325,777)
                                                 ==========     ==========
  Basic and Diluted Income (Loss) Per Share:
  Income (loss) from continuing operations            $0.20         ($0.19)
  Income from discontinued operations                    -           $0.02
                                                 ----------     ----------
  Net Income (loss) per share                         $0.20         ($0.17)
                                                 ==========     ==========
  Weighted average number of
       common shares                              1,869,375      1,869,375

       The accompanying notes to these consolidated financial statements are an integral part hereof.

                               HELP AT HOME, INC.
                      Statement of Consolidated Cash Flows
                                  (Unaudited)

                                                 Nine Months Ended March 31
                                                    1999           1998
                                                 ----------     ----------
  Cash flows from operating activities:
       Net income (loss)                        $   367,537      ($325,777)

       Noncash changes in net loss
         Depreciation and Amortization               72,105        215,651
         Deferred taxes                              65,509       (222,293)
         Debt extinguishement                                     (241,282)
       Changes in:
          Accounts receivable                    (1,760,268)    (1,394,387)
          Prepaid expenses and other                (38,170)      (349,955)
          Accounts payable                          372,563         79,863
          Other current liabilities               1,741,546        623,985
          Due to third party payors                  (9,041)       424,256
          Current income taxes                      149,844          1,793
                                                 ----------     ----------
       Net cash provided by (used in)
          operating activities                      961,625     (1,188,146)
  Cash flows from investing activities:
       Acquisition of property                      (35,882)       (59,086)
       (Increase) in shareholder loan                (9,298)        (9,141)
                                                 ----------     ----------
       Net cash used in investing activities        (45,180)       (68,227)

  Cash flows from financing activities:
        Proceeds from long-term debt                     -       2,704,487
       Repayment of long-term debt                 (361,596)    (1,047,699)
                                                 ----------     ----------
       Net cash (used in) provided by
          financing activities                     (361,596)     1,656,788
                                                 ----------     ----------

  Net increase (decrease) in cash and
    cash equivalents                                554,849        400,415
  Cash and cash equivalents:
       Beginning of period                          412,012        870,634
                                                 ----------     ----------
       End of period                            $   966,861    $ 1,271,049
                                                 ==========     ==========
  Supplemental disclosure of noncash
    investing and financing activities:
       Cash payments for:
            Interest                            $   252,539    $   142,972


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

  Note 2:   Debt

  Effective  December  30,  1997,  the  Company  entered  into  a  one-year revolving credit agreement with Harris Trust and Savings Bank (HarrisBank), Chicago, IL. The credit facility, collateralized by the entirety of the Company's accounts receivable together with the capital stock of the Company's subsidiaries (other than Homemakers of Montgomery, Inc.) had a maximum allowable loan limit of $3.5 Million or 75% of eligible accounts receivable, whichever was less. An October 1998 transaction through which the Company sold certain assets of Homemakers of Montgomery, Inc. for $350,000 operated to reduce the maximum allowable loan limit to $3,150,000. The Company utilized 100% of the proceeds of the Homemakers of Montgomery transaction to reduce its indebtedness under the credit facility as of October 9, 1998.

  Pursuant to the terms of the credit facility, the Company must, during the life of the loan maintain defined tangible net worth of at least $2,265,000 and a defined current ratio of no less than 1.25:1. As of June 30, 1998 the Company was in technical default relative to maintenance of both financial ratios. The Company's lender declined to waive the technical defaults, but agreed to a standstill agreement through November 30, 1998. The Note became due on December 30, 1998. The Company entered into another standstill Agreement with Harris Bank on April 8, 1999 which ran through April 30, 1999. The Company is continuing to work toward finalization of a replacement credit facility.

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

  Termination and Benefits Agreements. As of October, 1997 the Company's Compensation Committee established a termination and benefits policy with respect to key executive employees which provides for payment of severance and benefits to promote adherence to the Company's non-competition policies in the event of involuntary termination without cause and/or a change in control. As of March 1, 1998 the Company entered into employment agreements with the Chief Operating Officer. In the event of a change in control the maximum aggregate salary commitment for these employees would be approximately $450,000.

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

  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  OVERVIEW:


  Help at Home, Inc. (The "Company") provides general homemaker and respite services to the elderly, medically fragile and disabled in their homes. The Company has engaged in the provision of unskilled homemaker services for over two decades. Help at Home operates 28 locations in Illinois, Missouri, Indiana, Alabama, Arkansas and Mississippi. The Company derives a significant portion of its revenues from 20 contracts with the Illinois Department on Aging. Similarly, the Company contracts with other state, regional and municipal agencies for the provision of custodial home care services.

  The Company's Board of Directors elected to discontinue Medicare home health operations and adopted a disposition plan as of June 30, 1998 which calls for the sale or closure of the Company's Medicare home health agencies (Homemakers of Montgomery, Inc., Lakeside Home Health Agency, Inc. [IL], Lakeside Home Health Agency, Inc. [MO], and Rosewood Home Health, Inc. In connection with the Company's decision to discontinue Medicare home health services, Lakeside Home Health Agency, Inc. (IL) ceased operations as of August 31, 1998. Certain assets of Homemakers of Montgomery, Inc. were sold as of October 9, 1998 and that entity's patients were simultaneously transferred to a non-affiliated provider. Rosewood Home Health, Inc. was closed as of October 30, 1998 and its patients transferred to another non-affiliated provider. Lakeside Home Health Agency Inc. (MO) was closed on December 15, 1998 and its patients transferred to another non-affiliated provider.

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

  This report covers the Company's operations for the third quarter of its 1999 fiscal year which will end on June 30, 1999. References herein to the third quarter of 1999 are specifically intended to relate to the quarter ended March 31, 1999, while references to the third quarter of 1998 are specifically intended to relate to the quarter ended March 31, 1998.


  THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED
  MARCH 31, 1998:


                 Alabama            Illinois        Missouri        Mississippi          Total
               1999   1998       1999     1998    1999    1998      1999   1998      1999     1998
               -----------      --------------    ------------    -------------     --------------
Revenues      $ 717   $854     $4,840   $3,746   $ 329   $ 213   $ 1,030   $922    $6,916  $ 5,735
Direct
 Costs          477    666      3,330    2,667     208     133       726    615     4,741    4,081
               -----------      --------------    ------------    -------------     --------------
Gross
 Margin         240    188      1,510    1,079     121      80       304    307     2,175    1,654

Operating
 Expenses       119    249        729      707     116     165       228    366     1,192    1,487
               -----------      --------------    ------------    -------------     --------------
Operating
 income
 (loss)         121    (61)       781      372       5     (85)       76    (59)      983      167

Discontinued
 Operations:
 Gain (loss)
  from ops               7                 (25)              2                                 (16)
Net Gain
 (loss)        $121   ($54)      $781     $347      $5    ($83)     $ 76   ($59)     $983     $151
               -----------      --------------    ------------    -------------     --------------
Total
 Assets      $2,122 $3,380     $5,233   $4,405    $688    $240    $1,518 $2,090    $9,561  $10,115
               -----------      --------------    ------------    -------------     --------------


  Reconciliation of segments' operating income to the consolidated net gain
  (loss) is as follows:
                                                  1999            1998
                                                  ----            ----
  Segments' operating income                     $ 983           $ 151

  Plus:
        Nonoperating Income                          3             591
  Less:
        Income tax expense                          87            (187)
        Corporate overhead expense                 768             834
                                                  ----            ----
        Net income (loss)                        $ 131           $  95
                                                  ----            ----

  Reconciliation of segments' total assets to consolidated net assets is as follows:
                                                March 31        March 31
                                                  1999            1998
                                                ------          ------
  Segments Total Assets                        $ 9,561         $10,115
  Plus:
    Corporate/support entities' total assets     1,252           1,602
                                                ------          ------
       Total Assets                            $10,813         $ 1,717
                                                 -----          ------


  Client Service Revenue: Revenues derived from services to the Company's clients for the three months ended March 31, 1999 grew to approximately $6.9 Million reflecting an increase of $1.2 Million or 21% over the third quarter of fiscal 1998.

  Approximately $6.1 Million, or 88%, of the Company's revenues for the third quarter of 1999 were derived from contracts pursuant to which the Company provides custodial services to clients in their homes. For the same quarter of fiscal 1998, contract services represented $5.0 Million or 80% of total revenues. Approximately $816,129 or 12%, of the Company's third quarter 1999 revenue was derived from commercial payors, institutional staffing arrangements, and private pay arrangements as compared to $790,000 or 13% for the same quarter of 1998.

  A comparison of the third quarter of fiscal 1999 as contrasted to the same period in fiscal 1998, by state, shows the greatest revenue growth ($1.1 Million or 30%) in Illinois, followed by Mississippi ($108,000 or 10%) and Missouri ($109,000 or 50%). Alabama revenues declined by
  $137,000 or 16% from 1998 to 1999 due to the Company's decision to consolidate offices and/or de-emphasize services in certain rural markets.

  Approximately 57% ($707,000)of the fiscal 1999 growth in revenue was derived from services provided to clients of the Illinois Department on Aging ("IDOA"). Services to IDOA client amounted to 59% of consolidated revenues for both quarters. The Company realized, as of July 1, 1998, a 9.5% rate increase for all services provided to IDOA clients.

  Direct Costs of Providing Services: Direct costs of providing services to clients, comprised entirely of wages and related expenses paid to field staff members, were $4,742,000 (68% of revenues) for the three months ended March 31, 1999 versus $4,080,000 (71% of revenues) for the same quarter one year earlier. The increase of $722,000 (18%) is attributable to the increase in service volume during the quarter and an increase in wages to the Chicago field workers as a result of their new collective bargaining agreement. A comparison of direct costs by segment shows that, as a percentage of revenues, Illinois direct costs were 68% of revenues as compared to 71% for the same quarter one year earlier due to rate increases which were only partially offset by wage adjustments. Alabama direct costs were 67% for the 1999 quarter compared to 77% for the corresponding quarter in 1998. The 6% improvement in performance is the direct result of the Company's imposition of a wage limit for field workers employed in that state. Missouri direct costs were 62% of revenues for the quarter ended March 31, 1999 versus 60% of revenues for the same quarter one year earlier with the increase attributable to competitive wage rate increases for services to clients of the Missouri Department on Aging. Mississippi direct costs were 72% of revenues for the 1999 quarter versus 65% for the same quarter in fiscal 1998. The 7% increase is attributable to higher wage rates for new Mississippi Medicaid Waiver business acquired by the Company in the fall of 1998.

  The gross margin on services grew by $457,000 in 1999 and reached $2.2 Million as compared to $1.7 Million for the same quarter in fiscal 1998. Gross margin contributions by state include $1,510,000 for Illinois (compared to $1,079,000 for the same quarter last year), $240,000 for Alabama (as compared to $188,000 for the same quarter last year), $121,000 for Missouri (as compared to $80,000 for the same quarter last year) and $304,000 for Mississippi (as compared to $307,000 for the same quarter last year).

  Selling, General and Administrative Expense: Overall selling, general and administrative expenses decreased slightly for the third quarter of 1999 at $1,960,000. Certain administrative expense reductions amounting to approximately $214,000 were mostly offset by increases in interest and other nonoperating expense.

  Selling, general and administrative expense for the second quarter of fiscal 1999 represented 28% of revenues as compared to 38% of revenues for the same quarter in fiscal 1998. The proportionate improvement enabled a pre-tax income contribution of $218,000 versus a pre-tax loss of $78,736 on continuing operations for the same quarter last year.

  Administrative salaries and benefits decreased by $193,000 for the quarter to $980,000 versus $1,173,000 for the same period one year earlier. The decrease is attributable to corporate support staff expense reductions and elimination of certain administrative positions in Alabama due to consolidation of offices. Professional fees and insurance expenses grew by $79,000 to $198,544 during the quarter due primarily to higher insurance premiums as a result of expansion. Occupancy expenses increased from $236,000 to $276,000 with the entirety of the increase due to new locations in Arkansas, Kansas City and St. Joseph, Missouri. Travel and entertainment expenses were reduced by $50,000 during the third quarter of 1999, moving from $89,000 to 39,000, with the entirety of the decrease attributable to savings in corporate travel expenses. Bad debt expenses increased by $17,000 from $87,000 to 104,000 due entirely to service volume increases which form the basis for calculation of bad debt expense reserves. Depreciation and amortization expense decreased by $34,000 to $22,000 for the quarter largely as a result of the write-off of the Oxford companies' goodwill as of June 30, 1998.

  With respect to the Company's identified segments, Illinois operations experienced a $22,000 increase in overall operating expenses which grew from $707,000 to $729,000 quarter to quarter. The entirety of the growth is due to expansion in new markets plus service volume growth in established locations. Alabama operating expenses decreased by $130,000 from 1998 to 1999 due to the imposition of cost cutting measures in virtually all of the Alabama offices during the third quarter of fiscal 1998. Missouri operating expenses decreased by 29% ($165,000 in 1998 to $116,000) in the third quarter of 1999 compared to the same quarter in 1998 due to the reduction of administrative personnel in the two new offices in Kansas City and St. Joseph. Mississippi operating expenses decreased from $366,000 to $228,000 during 1999 reflecting the closure of low volume offices in that state.

  Earnings: Net income of $131,000 in the third quarter of 1999 compares to a net income of 95,000 for the same quarter last year. Earnings per share of common stock were $.07 and $(.05) for the quarters, respectively. The EPS calculation is based on the computational guidelines for earnings per share information contained in the FASB Statement of Financial Accounting Standards No. 128, "Earning Per Share." The Company has 1,869,375 shares of Common Stock outstanding and 1,710,000 Warrants outstanding.


  NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE NINE MONTHES ENDED
  MARCH 31, 1998.

                  Alabama           Illinois        Missouri        Mississippi           Total
                1999   1998      1999     1998    1999    1998      1999   1998       1999     1998
               -------------    --------------    ------------    ---------------     --------------
Revenues      $2,445  $2,859   $14,285  $11,126  $967    $ 624   $2,870    $2,278    $20,567 $16,887
 Direct
 Costs         1,726   2,301     9,619    7,669   593      385    2,052     1,502     13,990  11,857
               -------------    ---------------   ------------    ---------------     --------------
Gross
 Margin          719     558     4,666    3,457   374       23      818       776      6,577   5,030

Operating
 Expenses        387     664     2,418    2,246   343      269      834       994      3,982   4,173
               -------------    ---------------   ------------    ---------------     --------------
Operating
 income
 (loss)          332    (106)    2,248    1,211    31      (30)     (16)     (218)     2,595     857

Discontinued
 Operations:
 Gain (loss)
  from ops         0      78         0      (44)    0        2        0         0          0      36
Net Gain
 (loss)       $  332  $   28   $ 2,248   $1,167  $ 31    $ (28)  $  (16)   $ (218)   $ 2,595 $   893
               -------------    ---------------   ------------    ---------------     --------------
Total
 Assets       $2,122  $3,380   $ 5,233   $4,405  $688    $ 240   $1,518    $2,090    $ 9,561 $10,115
               -------------    ---------------   ------------    ---------------     --------------




  Reconciliation of segments' operating income to the consolidated net gain
  (loss) is as follows:


                                                   1999            1998
                                                  ------          ------
  Segments' operating income                     $ 2,595         $   742

  Plus:
        Nonoperating income                            3             591

  Less:
        Income tax expense                            87            (339)
        Corporate overhead expense                 2,143           2,149
                                                  ------          ------
  Net income (loss)                              $   368         $  (326)
                                                  ------          ------


  Reconciliation of segments' total assets to consolidated net assets is as follows:
                                                March 31        March 31
                                                  1999            1998
                                                ------          ------
  Segments Total Assets                        $ 9,561         $10,115

  Plus:
  Corporate/support entities' total assets       1,252           1,602
                                                ------          ------
   Total Assets                                $10,813         $11,717
                                                ------          ------



  Client Service Revenue: Revenues derived from services to the Company's clients for the nine months ended March 31, 1999 grew to approximately
  $20.6 Million reflecting an increase of $3.8 Million or 23% over the first three quarters of fiscal 1998.

  Approximately $18.2 Million, or  88%, of the  Company's revenues for  the first nine months of 1999 were  derived from contracts pursuant to  which the Company provides custodial  services to clients  in their homes.  For the same quarters  of fiscal  1998, contract  services represented  $14.4
  Million or 83% of total revenues.  Approximately $816,000 or 12%, of  the
  Company's 1999 revenue was derived from commercial payors,  institutional staffing arrangements, and private pay  arrangements as compared to  $2.4
  Million or 14% for the same quarter of 1998.

  A comparison of the first nine months of fiscal 1999 as contrasted to the same period in fiscal 1998, by  state, shows the greatest revenue  growth
  ($2.9 Million or 28%) in Illinois,  followed by Mississippi ($592,000  or
  26%) and Missouri ($343,000  or  55%).    Alabama  revenues  declined  by
  $414,000 or  14% from  1998 to  1999  due to  the Company's  decision  to
  consolidate  offices  and/or  de-emphasize  services  in  certain   rural
  markets.

  Approximately 57% ($2,500,000) of the fiscal 1999 growth in revenue was derived from services provided to clients of the Illinois Department on Aging ("IDOA"). Services to IDOA client amounted to 59% of consolidated revenues for the nine months ended March 31, 1999. The Company realized, as of July 1, 1998, a 9.5% rate increase for all services provided to IDOA clients.

  Direct Costs of Providing Services: Direct costs of providing services to clients, comprised entirely of wages and  related expenses paid to  field staff members, were $14.0 Million (68%  of revenues) for the nine  months ended March 31, 1999 versus $11.9  Million (69% of revenues)for the  same
  period  one  year  earlier.  The  increase  of  $2.1  Million  (18%)   is
  attributable entirely  to  the  increase in  service  volume  during  the
  quarter.   A comparison  of direct  costs  by segment  shows that,  as  a percentage of revenues,  Illinois direct costs  were 67%  of revenues  as compared to 69%  for the  same period  one year  earlier.  Alabama direct costs were 71% for 1999 compared to 80% for the corresponding nine  month period in 1998.  The 10% improvement in performance is the direct  result of the Company's imposition of a wage limit for field workers employed in
  that state.   Missouri direct  costs were 60%  of revenues  for the  nine months ended March  31, 1998  versus 61% of  revenues for  the same  nine month period  one year  earlier. Mississippi  direct  costs were  72%  of revenues for 1999 versus 65% for the same three quarters in fiscal  1998.
  The  7% increase is attributable to higher wage rates for new Mississippi
  Medicaid Waiver business acquired by the Company in the fall of 1998.

  The gross margin  on services grew  by $1.6 Million  in 1999 and  reached
  $6.6 Million as compared to $5.0 Million for the same nine months in fiscal 1998. Gross margin contributions by state include $4.8 Million for Illinois (compared to $3.6 for the same nine months last year), $720,000 for Alabama (as compared to $555,000 for the same period last year), $379,500 for Missouri (as compared to $238,500 for the same period last year) and $513,000 for Mississippi (as compared to $703,500 for the same period last year).

  Selling, General and Administrative Expense: Overall selling, general and administrative expenses remained essentially flat at $6.0 Million for both nine month periods.

  Selling, general and  administrative expense  for the  nine months  ended
  December 31,  1998 represented  30% of  revenues as  compared to  36%  of
  revenues  for  the  same  nine  month   period  in  fiscal  1998.     The
  proportionate  improvement  enabled  a  pre-tax  income  contribution  of
  $583,060 versus a pre-tax loss of $(741,909) on continuing operations for the same nine months last year.

  Administrative  salaries   and   benefits  associated   with   continuing
  operations decreased by $233,000 for the nine months to $3,134,884 versus
  $3,367,884 for  the  same period  one  year  earlier.   The  decrease  is
  attributable to corporate support staff expense reductions ($221,000) and elimination  of  certain  administrative  positions  in  Alabama  due  to consolidation of offices ($87,000)and staff growth in Illinois  ($75,000)
  due to  establishment of  new offices  and volume  growth in  established locations. Professional fees and insurance  expenses grew by $175,500  to
  $394,500 during the  nine months due  to higher insurance  premiums as  a result of  expansion  and fees  associated  with routine  legal  matters.
  Occupancy expenses increased from $711,000 to $784,000 with the  entirety of the increase  due to new  locations in Arkansas,  Kansas City and  St.
  Joseph, Missouri.   Travel  and entertainment  expenses were  reduced  by
  $109,500 during the first  nine months of 1999,  moving from $270,000  to
  $160,500, with the entirety  of the decrease  attributable to savings  in corporate travel expenses.  Bad debt  expenses increased by $52,500  from
  $252,000 to 304,500 due entirely to  service volume increases which  form the basis for calculation of bad debt expense reserves.  Depreciation and amortization expense decreased by $84,000 to $69,000 for the nine  months due to the  write-off of the  Oxford companies' goodwill  as of June  30,
  1998.

  With respect to  the Company's identified  segments, Illinois  operations experienced a $105,000 increase in overall operating expenses which  grew from $756,000 to $891,000 for the  nine months ended March 31, 1999.  The entirety of the growth  is due to expansion  in new markets plus  service
  volume growth  in  established  locations.   Alabama  operating  expenses
  decreased by $228,000  from 1998 to  1999 due to  the imposition of  cost cutting measures in virtually all of the Alabama offices during the third quarter of fiscal  1998.  Missouri  operating expenses  increased by  92%
  (66,000 in 1998  growing to  $115,000)  in  the third quarter of 1999 due to the addition of  two  new  offices  in Kansas  City  and  St.  Joseph.
  Mississippi operating expenses  decreased by $45,000  to $907,500  during the first  nine months  of  1999 reflecting  the  closure of  low  volume offices in that state.

  Earnings: Net income of $422,000 for the nine months ended March 31, 1999 compares  to a  net loss of  $(325,777) for  the  same nine month  period last year.  Earnings per share  of common stock were  $.05 and $(.17) for
  the  quarters, respectively.   The  EPS  calculation  is  based  on   the
  computational guidelines for earnings per share information contained  in the FASB Statement  of Financial Accounting  Standards No. 128,  "Earning
  Per Share."  The Company has 1,869,375 shares of Common Stock outstanding and 1,710,000  Warrants outstanding  as a  result of  its initial  public offering.

  LIQUIDITY AND CAPITAL RESOURCES:

  The  Company's  basic  cash  requirements  are  for  operating  expenses,
  generally comprised of  labor, occupancy and  administrative costs.   The
  Company relied in 1998  on approximately $1.9  Million of new  borrowings under its existing credit facility to  augment cash flow from  operations
  for business expansion.   The  Company's secured  debt obligations  total
  approximately $2.6 Million as of March 31, 1999.  Total long-term debt as
  of March  31, 1998  totaled approximately  $2.8 Million.   Total  working
  capital stood at $1.7 Million as of March 31, 1999 versus $2.1 Million as of the same date in 1997.

  The Company, as of March 31,  1999, was in technical default relative  to two financial ratios  enumerated in the  loan agreement  for its  secured bank debt of $2.6 Million. At March 31, 1999 the loan agreement  required that the Company's current ratio be  maintained at a level of 1.25:1  and tangible net worth equal at least $2,625,000.  As of March 31, 1999,  the current ratio (as defined in the loan agreement) was 1.23:1 and  tangible net worth stood at  $2.1 Million.  The  Company's lender has declined  to waive the  technical  defaults  as noted,  but  agreed  to  a  standstill
  agreement effective  through  April  30,  1999.    While  the  standstill
  agreement has expired, the Company is continuing to work with its  lender
  to  effectuate  replacement    The  Company  believes  that  it  will  be
  successful in closing a  replacement credit facility  by within 30  days;
  however, there can be no assurance  as to what action its current  lender will take  in  the  event  an  alternate  financing  arrangement  is  not obtained.

  Cash provided by operations in 1999 was $989,912 versus an operational cash deficit of $(1,188,146) for the same quarter in fiscal 1998.

  The Company had approximately $966,861 of cash on hand as of March 31, 1999 as contrasted to $1,271,049 of cash on hand at March 31, 1998.
  Based on the Company's operating projections, cash flows from established operations should be sufficient to fund existing business locations during the remainder of the fiscal year. Proceeds realized from future sales of discontinued operations may be used to augment operating cash flows and bolster the Company's overall cash position.

  The Company presently has 1,638,750 Warrants outstanding with an exercise
  price of $6.00.   The  Warrants can  be exercised  at any  time prior  to
  December 5,  2005  and can  be  called  anytime after  December  5,  1996 provided the closing price of the  Company's Common Stock is equal to  or greater than $9.00 for ten consecutive days.  The Company could realize a maximum of approximately $9.8 Million from the exercise of its  Warrants.
  There can  be  no assurance,  however,  that  the closing  price  of  the
  Company's common  stock  will reach  a  level sufficient  to  precipitate exercise of the Warrants.  As of the close of business May 12, 1999,  the closing price of the Common Stock on the NASDAQ Stock Market was $1.44.

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


            HELP AT HOME, INC.

            Registrant


            Date:          May 14, 1999   /s/ Louis Goldstein
                                              Louis Goldstein
                                              Chairman/CEO

            Date:          May 14, 1999   /s/ Joel Davis
                                              Joel Davis
                                              President/C.O.O

