Form 10QSB/A
period 1998-09-30
HELP AT HOME INC
filed 1999-10-12
CIK 1001109

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

The Company presently has 1,638,750 Warrants outstanding with an exercise price of $6.00. The Warrants can be exercised at any time prior to December 5, 2000 and can be called anytime after December 5, 1996 provided the closing price of the Company's Common Stock is equal to or greater than $9.00 for ten consecutive days. The Company could realize a maximum of approximately $9.8 Million from the exercise of its Warrants. There can be no assurance, however, that the closing price of the Company's common stock will reach a level sufficient to precipitate exercise of the Warrants. As of the close of business November 12, 1998, the closing price of the Common Stock on the NASDAQ Stock Market was $1.53.

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