Form 10KSB
period 1999-06-30
HELP AT HOME INC
filed 1999-11-15
CIK 1001109

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.

                                Form 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  for the fiscal year ended June 30, 1999
                       Commission File No. 033-97034

                            HELP AT HOME, INC.
          (Exact Name of registrant as specified in its charter)

               DELAWARE                                 36-4033986
  (State or other jurisdiction of                     (IRS Employer
    incorporationor organization)                  Identification Number)

           223 West Jackson Blvd.
                Chicago, IL                               60606
 (Address of principal executive offices)              (Zip Code)

                               312-663-4244
           (Registrant's telephone number, including area code)

  Securities registered pursuant to section 12(g) of the Act:
  Title of Each Class:            Name of Exchange on which registered:

  Common Stock, Par Value $0.02                  NASDAQ Small Cap Market

  Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes [x]      No[ ]

  Indicate by checkmark  if disclosure of  delinquent filers pursuant  to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment in this Form 10-KSB [x]

  Registrant's revenues for its most recent fiscal year: $27,889,000.00

  The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of November 11, 1999 was approximately $1,196,055 (for purposes of the foregoing calculation only, each of the registrant's officers and directors is deemed to be an affiliate).

  There  were  1,869,375   shares  of  the   registrant's  Common   Stock
  outstanding as of November 11, 1999.

  Documents incorporated by reference: None

  Transitional Small Business Disclosure Format (Check One) Yes [ ] No [x]

                                  PART I

  Item 1.   DESCRIPTION OF BUSINESS

  Help at Home, Inc. ("Help at Home") and its subsidiaries (collectively, the "Company") provide homemaker, custodial and personal home care services to elderly and disabled persons within their homes. Such services consist of nutritional planning and assistance, household management, personal care, and to a minor extent skilled nursing services. The majority of the Company's clients are obtained and served through 36 regional contracts with the Illinois Department on Aging ("IDOA") and 26 contracts with other state and municipal agencies. In light of recent changes in Medicare's home health reimbursement methodology, the Company's Board of Directors voted to exit the Medicare business and discontinue, in fiscal 1999, all Medicare home health operations. Accordingly the Company's three certified home healthcare agencies were closed by December 31, 1998. The Company operates 28 offices in Illinois, Indiana, Missouri, Alabama, Mississippi, and Arkansas.

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

  As of October 1, 1996, the Company acquired Preferred Nursing Care, Inc., an Alabama corporation. Preferred Nursing Care, Inc. was incorporated in the State of Alabama on April 28, 1994. Preferred Nursing Care's operations were merged into those of Statewide Healthcare Services, Inc. in October 1997.

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

  The home care industry accounted for an estimated $42 Billion in expenditures in 1997 with sustained annual growth rates of more than 20%. In addition to the general aging of the population, primary reasons cited for industry growth include the substantial cost savings achievable through at-home care as an alternative to more expensive institutional care and medical and technological advances which enable a growing number of treatments to be administered at home rather than in a medical facility. Although Medicare expenditures are expected to decrease by $700,000 million in 1999, it is expected that private and other public sources will increase, expenditures in order to keep pace with the demand for homecare services in an aging population. ***witht

  It has been predicted that long-term maintenance (custodial) home care services will be the largest area of growth in the home care field. Fully 20% of those over 65 can be considered frail elderly who experience functional limitations secondary to chronic disease processes; while 46% of those over the age of 85 fall into the frail elderly grouping and are, therefore, candidates for continuous, long-term home support services. The need for assistance with the activities of daily living such as eating, dressing, bathing, walking and household management is sometimes thought of as a social need rather than a medical requirement. However, the provision of these basic services, often by a paid home care worker, is crucial to the health and well-being of the elderly patient and is being considered more and more often as medically necessary, preventive care.

  The majority of home care recipients obtain services by participating in federally or state-funded programs for which they are eligible. Medically necessary, skilled home health care interventions, which were formerly provided through the Company's Medicare certified home health agencies which have since been closed, were reimbursed through Medicare payments. Similarly, non- medical, custodial services to homebound clients are provided pursuant to contracts with agencies such as the Illinois Department on Aging or various Medicaid Waiver programs. The Company is a provider to Medicaid and other state and local program recipients through various contract arrangements.

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

  Business Strategy.

  The Company's business strategy is to provide a variety of custodial services to a diversified mix of groups and individuals in the geographic markets served by the Company. The Company expects to continue its expansion of locations and markets it serves through development of additional service contracts, introduction of complementary services, and limited acquisition of existing home care businesses. Key elements of the Company's strategy include:

  1) New Market Development and Penetration. The Company has continued its emphasis on development of new operating locations within the states of Illinois, Missouri, and Indiana. The Company has established 3 new offices since July 1998 for the purpose of responding to contract opportunities that enable the company to provide custodial services to clients in previously underserved areas. The Company has been able to continue to serve clients in the areas where it has closed locations through a system which employs field coordinators assigned to specific regions. The
       Company will continue to focus on business development in neighboring areas throughout the Midwest, Southeast, Mid-Atlantic and Southwestern regions of the United States.

  2) Consolidation/Elimination of Certain Locations. The Company, in both 1998 and 1999, has undertaken an extensive review of certain under-performing offices to determine if operating efficiencies can be implemented in order to achieve profitability, or conversely, if the location should be closed. As a result of this ongoing process, the number of Alabama locations has been reduced by four. In addition, four Mississippi offices were closed between July and September 1998. In all cases, the contractual relationships and clients have been preserved and reassigned to other geographically proximate operating locations.

  3) Achievement of Operating Improvements/Efficiencies. The Company has initiated an office by office review of potential operating efficiencies that has resulted in imposition of homemaker wage caps in both Alabama and Mississippi as a means of controlling direct costs of providing services. Similarly, the Company has implemented a flat rate for mileage reimbursement for homemakers traveling between clients in Alabama and Mississippi. The Company expects to continue the practice of reviewing potential
       performance  improvement   measures  and   implementing  them   as
       necessary.

  4) Development of New Services. The Company has made a continuing commitment to pursue temporary professional staffing services in certain areas in order to take advantage of existing marketplace opportunities. With the Company's extensive rosters of nurses and home health aides, it is in a position to offer intermittent nurse/aide staffing services to acute care institutions, physicians' clinics and other facilities.

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

  Case managers, engaged by state agencies, generally refer custodial care clients to the Company after eligibility for service is determined. Clients are generally assigned to home care companies on a rotating basis unless a specific home care provider is identified by the client to be served. In some rural communities, however, the Company has exclusive status as the only contracted provider of homemaker and personal care services. Approximately 95% of the Company's revenues from continuing operations in fiscal 1999 were derived from the delivery of homemaker services.

  Customers.

  The Company's customers include, but are not necessarily limited to, case management units, third party administrators, physicians, hospital discharge planners, social workers, third party payers and other types of health care or social service organizations. Approximately 60% of the Company's revenues during fiscal 1999 were derived from the Illinois Department on Aging with another 35% attributable to other homemaker service contracts. Commercial insurance companies, other government funded programs and individuals provided the remaining 6% of the Company's revenue from services. The state and federally funded programs through which the Company derives its revenues require that certain standards for eligibility and participation are continually met. Billing and payment arrangements with the Company's customers are specified in payor contracts that are non-exclusive and which do not obligate the payor to utilize a certain volume of services over a specified period of time. The Company's customers often use a variety of providers in addition to the Company, thus necessitating competition among several providers on the basis of pricing, array of service offerings, availability of caregivers and/or quality of services.

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

  All Medicare home health agencies must also successfully demonstrate, on an annual basis, compliance with Medicare Conditions of Participation in order to continue to provide services to Medicare beneficiaries. Such conditions generally embody established standards for home health agency management of personnel, adherence to patients' rights, supervision of care, financial management and the presence of an independent, professional advisory group. Prior to their closing all of the Company's Medicare provider units had successfully passed their annual Medicare surveys.

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

  Competition among home health agencies for Medicaid Waiver and Medicaid patients is based, in part, on availability of qualified personnel who can be dispatched to care for a patient in a timely manner. Likewise, a home care agency's array of service offerings, geographic coverage and relationships with major referral sources significantly influences competitive position. In states with applicable CON regulations, competition may be somewhat restricted due to the smaller number of providers in any one market. There is limited, if any, price competition with regard to services provided to Medicare and/or Medicaid covered recipients.

  Employees.

  Exclusive of field personnel who work on a per diem basis the Company has 169 administrative employees.

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

  Description of Property.

  The Company's principal executive offices are located at 223 West Jackson Blvd., Chicago, IL and consist of approximately 6,000 square feet of rented space. Similarly, the Company leases office space in each of its 28 operating locations. Office leases are generally for terms of one to five years. The Company has no ownership interest in any property in which it occupies space and is of the opinion that its existing space is adequate for its present purposes.

  Item 3.   Legal Proceedings.

  The Company is not a party to any legal proceedings which it believes may have a materially adverse effect on the Company's financial condition or results of operations.

  Item 4.   Submission of Matters to a Vote of Security Holders.

  The following matters were submitted to a vote of the Company's security holders during the month of December.

       1)   Election of the Company's Board  of Directors (See Part  III,
            Item 9) for the ensuing year.

                                  PART II

  Item 5.   Market for Common Equity and Related Stockholder Matters.

  The Company's Common Stock and Warrants are traded on the NASDAQ Small Cap under the symbols HAHI and HAHIW, respectively. The following table shows the high and low bid price information, as quoted by NASDAQ. Such quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

                         Common Stock Bid Prices by Fiscal Year
                      1998 High  1998 Low     1999 High  1999 Low
                      ---------  --------     ---------  --------
  HAHI:
       First Quarter    $4.00      $3.25        $1.63     $ .63
       Second Quarter    3.25       1.38         1.88       .63
       Third Quarter     2.13       1.06         1.88      1.19
       Fourth Quarter    2.00       1.31         2.88       .94

  HAHIW:
       First Quarter    $ .88      $ .38        $ .38     $ .19
       Second Quarter     .56        .22          .56       .19
       Third Quarter      .50        .31          .38       .13
       Fourth Quarter     .38        .25          .31       .06

  There were approximately nine holders of record of the Common Stock as of September 30, 1999 and four holders of record of the Warrants as of the same date. This number includes shareholders of record who may hold stock for the benefit of others.

  The Company does not expect to pay dividends on its Common Stock in the foreseeable future. Management intends to retain all available funds for the development of new business and for use as working capital.

  Item 6. Management's Plan of Operation and Discussion and Analysis of Financial Condition.

  Overview.

  The Company provides home care services in Illinois, Indiana, Missouri, Alabama, Mississippi and Arkansas. The Company's fiscal year ends June
  30. Unless otherwise noted, references to 1998 and 1999 relate to the fiscal years ended June 30, 1998 and 1999, respectively.

  The Company's revenues are derived mainly from custodial services. The Company believes that the unskilled segment of the overall home care market will continue to experience significant growth due to the aging of the population, continued emphasis on preventive health and long-term independence, early patient discharges from acute care institutions and constraints imposed on Medicare beneficiaries' access to care. The Company is generally well positioned to take advantage of the expected growth in the custodial home care and home health care segments of the market, provided that working capital necessary to sustain such growth can be secured.

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


  2000 Operating Plan.

  The Company's overall strategy emphasizes the offering of an array of homemaker, personal care and respite services to elderly and disabled clients in their homes, concentrating on geographic areas with favorable demographics and reimbursement trends. The Company intends to continue its implementation of this strategy through growth in existing locations and development of new locations.

  The Company committed significant capital resources to the development of new offices in Mississippi during 1998, four of which have subsequently been closed and consolidated into other remaining locations. The Company also established two new offices in Missouri 1999. In order to take advantage of opportunities for expansion of its business, the Company must have continued access to working capital. In July of 1999 the Company secured financing which it believes will provide the necessary funds to realize its operating goals; however there can be no assurances that the financing will be sufficient.(See Liquidity and Capital Resources).


  Factors that May Affect 2000 Operating Results.

  The Company received a 7.9% rate increase on its IDOA contracts effective as of July 1, 1999. Most of the homemakers providing services in Illinois are compensated at a rate slightly above the minimum wage and many of those who reside in Chicago are union members. The collective bargaining agreement in force between Help at Home and the union provides for reopening of wage rate negotiations on behalf of this group of employees in the event contract rates are increased. The Company is currently in negotiations with the Union regarding a wage increase for its members. The Company believes that it will be able to negotiate a reasonable wage that will not impact its gross margin; however, there can be no assurances.

  In September of 1998 the Company received rate increases, averaging approximately 11% under its contracts for the provision of homemaker and personal care services in Alabama. In July of 1999 the Company received rate increases, averaging approximately 5% in the aggregate, for certain of its Mississippi contracts.

  The Company elected to exit the Medicare business in June 1998 due to diminishing returns from operations and the uncertainty of future reimbursement for services. This decision affects the Company's following subsidiaries:

       1)   Homemakers of Montgomery, Inc.
       2)   Lakeside Home Health Agency, Inc. (MO)
       3)   Lakeside Home Health Agency, Inc. (IL)
       4)   Rosewood Home Health, Inc.

  In connection with its discontinuation of this segment of its business, the Company had estimated, as of June 30,1998, a $507,000 loss on disposal of the Medicare business which was based on 1998 operating results and known financial obligations. For the year ended 1999, the Medicare operations had a net loss of $311,000 that offset the reserve for discontinued operations which includes the sale of certain assets of Homemakers for $350,000 and account receivable write offs of approximately $630,000. While the Company believes that its estimate for discontinuation of operations are sufficient, there can be no guarantee that there will be no additional expense associated with the Company's elimination of this line of business.


  Results of Operations:

  The following table sets forth, for fiscal year 1999 and 1998, certain items from the Company's Consolidated Statement of Operations expressed as a percentage of net sales.

                                     Fiscal Years Ended June 30
                                         1999         1998
                                         -----------------
  Net sales                              100%         100%
  Direct cost of services                 68%          70%
  Gross margin                            32%          30%
  Operating expenses                      39%          45%
  Non-operating income                     0%           2%
  Loss from continuing operations
     before income taxes                  (7%)        (12%)
  Income Tax (Benefit) Expense            (0%)         (3%)
  Income(Loss) from continuing operations (8%)        (10%)
  (Loss) from Discontinued Operations                  (6%)
  Net (Loss)                              (8%)        (16%)

  Fiscal 1999 Compared to Fiscal 1998:

  Sales.

  Client service revenue from continuing operations grew from $23.1 Million in 1998 to $27.9 Million in 1999, for an overall increase of $4.8 Million or 21%. Approximately $4.4 Million of the revenue increase originated with Help at Home, Inc. (IL) with the remaining $400,000 attributable to the Company's locations in Alabama and Mississippi (Statewide Healthcare Services, Inc.).

  Homemaker services delivered to clients of the Illinois Department on Aging ("IDOA") provided revenues of $16.9 Million, representing 60% of total revenues for the year as compared with $13.7 Million or 59% for 1998. The contractual arrangement with IDOA requires that, at a minimum, 73% of receipts from IDOA client services be spent for direct costs of providing care (as defined by IDOA regulations). The Company's report of its direct costs incurred in the provision of care to IDOA clients is subject to an annual independent audit. Management believes the Company is in compliance with the direct cost requirements imposed by IDOA. Accounts receivable from IDOA represented 33% of total receivables as of June 30, 1999 compared to 29% for the prior year.

  The Company also operates pursuant to numerous other contracts with various state and local agencies on aging in Illinois, Indiana, Missouri, Arkansas, Mississippi and Alabama. Revenue derived from such contracts totaled approximately $9.4 Million (34%) versus $8.0 Million (35%) in 1998. Revenue from private, commercial and staffing services yielded $1.6 Million (6%) versus $1.4 Million (6%) in 1998.

  Direct Costs of Services.

  Direct costs of providing all services reached $19.1 Million (68% of revenues) versus $16.2 Million (70% of revenues) in 1998. The growth of $2.9 Million relates to increased volume and an increase in the Illinois homemaker minimum wage from $5.15 to $5.35 in November of 1998. The decrease in direct costs as a percentage of revenues was mostly attributable to the increase in revenue from the IDOA rate increase.

  Selling, General and Administrative Expense.

  Operating expenses grew by approximately $500,000 from $10.3 Million in 1998 to $10.8 Million in 1999 and comprised, respectively 45% and 39% of the Company's revenues. The increase in operating expenses is predominately attributable to the Company's reserve for bad debt and direct write off of uncollectible receivables which increased from $800,000 in 1998 to $3 million in 1999.

  Administrative salaries decreased from $4.2 Million in 1998 to $3.4 Million in 1999 for an overall decrease of 19%. This decrease is partially attributable to the reduction of administrative staff in Mississippi and Alabama in connection with the consolidation of offices in those states as well as a reduction in staff at the corporate level. Administrative salaries were 18% of revenues in 1998 versus 12% in 1999. Professional fees and insurance expenses increased by 42% from approximately $600,000 in 1998 to approximately $856,000 in 1999. This increase was partially attributed to increased worker's compensation premiums as a result of the increase in business as well as the utilization of outside accounting assistance. Occupancy costs decreased from $1.6 Million in 1998 to $1.1 million in 1999. Travel expenses decreased by 37% during 1999 to $212,000 from $335,000 the year before with most of the decrease attributable to less travel required due to the consolidation of offices.

  Depreciation and amortization expense moved from approximately $1.6 Million in 1998 to $110,000 in 1999. The decrease is due entirely to the write-off of goodwill associated with the Oxford companies.

  Advertising and promotional expense decreased, moving from $343,000 to $613,000 in 1998 to 242,000 in 1999. The 60% decrease is attributable to the Company's implementation of cost cutting measures in 1998 which de emphasized the use of promotional items as a marketing tactic.

  Interest.

  Interest expense decreased by $96,000 from $333,000 in 1998 to $237,000 in 1999 due to a decrease in the Company's long term debt. Indebtedness related to the Company's revolving credit facility decreased by $1.3,from $2.9 million as of June 30, 1998 to $1.6 Million as of June 30, 1999.

  Earnings.

  The net loss income in 1999 of $2.1 million compares to a net (loss) of
  3.6 million in 1998 representing a decrease of $1.5 million. The loss per share of common stock was $1.13 versus a loss per share of 1.93 in 1998. The income (loss) is based on 1,869,375 shares of Common Stock issued and outstanding.

  Segment Operations.

  Management has elected to identify the Company's reportable segments based on geographic areas: Alabama, Illinois/Indiana, Missouri/Arkansas and Mississippi.

  Information related to the Company's reportable segments for fiscal 1999 is as follows(in thousands):

                      AL          IL         MO       MS     TOTAL
                     -----      ------     -----     -----   ------
  From Continuing
   Operations:
  Revenue           $3,103     $19,447    $1,328    $4,011  $27,889
  Direct Costs       2,193      13,216       811     2,871   19,091
                     -----      ------     -----     -----   ------
  Gross margin         910       6,231       517     1,140    8,798
  Operating
   expenses            868       4,925       575     1,614    7,982
                     -----      ------     -----     -----   ------
  Operating income
   (loss)               42       1,306        (58)    (474)     816


  Total Assets      $1,398     $ 2,889     $1,637   $1,225  $ 7,149
                     =====      ======      =====    =====   ======

  A reconciliation of the segments' operating income to the  consolidated net loss is as follows (in thousands):
       Segments' operating income:        $   816

       Plus:
            Non-operating income               12
       Less:
            Income Tax expense               (130)
            Corporate overhead expense     (2,799)
                                           ------
            Consolidated net loss         $(2,101)
                                           ======

  A reconciliation of the segments' net assets to consolidated net assets is as follows (in thousands):
       Segments' total assets             $ 7,149

       Plus:
            Corporate/support entities'
              total assets                    545
                                           ------
       Consolidated total assets          $ 7,694
                                           ======

  Information related to the Company's reportable segments for 1998 is as follows (in thousands):

                      AL        IL          MO        MS     TOTAL
                     -----      ------     -----     -----   ------
  From Continuing
   Operations:
  Revenue          $ 3,740     $15,405     $ 882    $3,110  $23,137
  Direct Costs       2,991      10,586       542     2,075   16,194
                     -----      ------     -----     -----   ------
  Gross margin         749       4,819       340     1,035    6,943
  Operating
     expenses          986       3,221       303     2,879    7,389
                     -----      ------     -----     -----   ------
  Operating income
     (loss)           (237)      1,598        37    (1,844)    (446)

  From Discontinued
   Operations:
  Gain (loss) from
     operations       (764)      (365)        22             (1,107)
     Loss on Disposal (245)      (262)                         (507)
                     -----      ------     -----     -----   ------
  Net Gain (loss)  $ (1246)   $   971     $  (59)   $1,844  $ 2,060
                     =====      ======     =====     =====   ======
  Total Assets     $ 1,377    $  3,143    $1,187    $1,596  $ 7,303
                     =====      ======     =====     =====   ======


  A reconciliation of the segment' net loss to the consolidated net loss is as follows (in thousands):

       Segments' net loss:               $ (2,060)

       Plus:
            Non-operating income              541
            Income Tax Benefit                845
       Less:
            Corporate overhead expense     (2,928)
                                           ------
            Consolidated Net Loss         $ 3,602
                                           ======

  A reconciliation of the segments' net assets to consolidated net assets is as follows (in thousands):

       Segments' total assets             $ 7,303

       Plus:
            Corporate/support entities'
               total assets                 1,258
                                           ------
       Consolidated total assets          $ 8,561
                                           ======

  Earnings Outlook.

  The Company has closed six Mississippi offices and three Alabama offices during the 1999 fiscal year in order to reduce administrative expense burdens. In addition, the Company has cut back on executive travel, eliminated corporate staff positions and significantly reduced promotional campaigns and advertising expense in an effort to contain expense.

  The Company will benefit from rate increases recently instituted by the Illinois Department on Aging (7.9%), the Illinois Department of
  Rehabilitative Services (7.9%) and Missouri Department on Aging(8.3% overall).

  In  an  effort  to  improve  operating  results  in  its  Alabama   and
  Mississippi locations, in  1998 the  Company has  also instituted  wage caps for field staff and maximums for reimbursement of mileage  between clients' homes, in Alabama and Mississippi. Similarly, the Company also elected to impose field staff wage caps for its Illinois operations  to ensure continued  adequacy of  operating  margins in  those  locations.
  Despite the low  unemployment levels nationwide,  the Company has  been
  successful  in  recruiting  field  staff   at  its  current  wage   and
  reimbursement rate. Although the  Company may be  forced to adjust  its
  union  pay  scale   slightly  upward  as   a  direct   result  of   the
  aforementioned IDOA rate increase, the Company does not believe at this time that any such wage increases will consume a significant portion of the rate increase.


  Liquidity and Capital Resources.

  The Company's basic cash requirements are for operating expenses  which are generally comprised of labor, occupancy and  administrative  costs.
  The Company reduced its long-term debt in 1999 by $1.3 million in  part by utilizing the proceeds  ($350,000) from  the sale  of  Homemakers of
  Montgomery  to  pay  down the  facility.   The  Company's  secured debt
  obligations  total  approximately  $1.6 Million as  of  June  30, 1999.
  Total long term debt as of June 30,  1998 totaled $2.9 Million.   Total
  working  capital  deficiency  was $196,000  as  of June 30, 1999 versus total working capital of $1.6 Million as of the same date in 1998.

  The Company, as of June 30, 1998, was in technical default relative  to two financial ratios enumerated in the  loan agreement for its  secured
  bank debt of $2.9 Million.   The Company's loan agreement for its  long
  term secured debt with Harris Bank became due at December 30, 1998  and remained past due at June 30, 1999. During this period the Company  and
  Harris Bank operated under  a series of  standstill agreements and  the
  Company was  able to  reduce its  loan  balance by  approximately  $1.3 million and remained  current on its  interest payments. Subsequent  to
  June 30, 1999  the Company  secured replacement  financing with  Oxford
  Commercial Funding LLC. On July 1,  1999 the Harris Bank loan was  paid off in its entirety.

  The terms of the Oxford financing include an advance rate based on the net collectable value of the Company's accounts receivables which are less than 90 days old and an interest rate of prime plus 3.5%. The
  Oxford financing does not contain financial covenants.

  Cash provided by operating activities in  1999 was $1.2 Million  versus
  $2.2 Million used by operating activities in 1998.  The operating  cash flow differential of  approximately $3.4 million  generally relates  to
  the accrued expenses relative  to untimely payroll tax  deposits.   The
  Company  reduced  borrowings  under its  existing  credit  facility  by approximately  $1.3  Million  which  accounts  for  the  cash  used  in financing  activities  versus cash provided  by financing  in the prior year of 1.7  Million as result of net borrowings from its lenders.  Net cash  used in  investing  activities was  $56,000 for the year ended in
  1999 versus $95,000 of net cash provided by investing activities during
  the prior year.   The Company  experienced a net  cash depletion, on  a
  year to year basis, of $198,000.

  The Company had approximately $214,000 of  cash on hand as of June  30,
  1999 as contrasted to $412,000 of cash on  hand in 1998.  Based on  the
  Company's operating projections, cash flows from established operations
  should be sufficient to fund the  business during the coming year.   In
  July  of  1999  the Company began a  campaign  to focus  on  collecting certain  large account  receivables balances and in  September  of 1999 began to collect on these balances.

  Management intends to continue its pursuit of internal growth and development opportunities and will utilize cash from operations, future indebtedness and any exercise of its outstanding Warrants to fund such growth.

  Year 2000 Compliance.

  The Company acquired  new accounting software  packages in fiscal  1997 including general ledger, payroll, purchasing, accounts receivable  and scheduling modules, all of which are  year 2000 compliant. The  Company has also modified  its proprietary billing  system so that  it is  year
  2000 Compliant.  The Company does not expect to expend any monies, as a result, in  updating  or  otherwise modifying  its  operating  software systems to achieve year 2000 compliance.

  Item 7.   Financial Statements.

  Financial Statements for the Years Ended June 30, 1999 and 1998.

  Attached hereto and filed as a part of this Form 10-KSB are the Consolidated Financial Statements of the Company.

  Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

  There have been no disagreements between the Company and its accountants, Richard A. Eisner LLP and Company and PricewaterhouseCoopers, LLP, regarding accounting principles or financial disclosures.

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

  Name                     Age       Position and Offices

  Louis Goldstein          56        Chairman of the Board, Chief
                                     Executive Officer and Treasurer
  Joel Davis               35        President, Chief Operating  Officer,
                                     Secretary and Director
  Robert Kirshner          55        Director
  Robert Rubin             58        Director
  Steven Venit             38        Director

  Louis Goldstein. Mr. Goldstein, the founder of the Company, has served as the Company's chief executive officer and director since its inception in 1974.

  Joel Davis.   Mr.  Davis joined  the Company  in July  1995 as  General
  Counsel.  Mr. Davis was named Chief Operating Officer of the Company in
  March 1996 and President in February of 1997. From October 1989 through
  July 1995,  Mr. Davis  was an  Associate at  the law  firm of  Hlustik,
  Huizenga, Williams and Vander Woude, Ltd. In Chicago.

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

  Item 10.  Executive Compensation.

  The following  table  sets forth  the  cash compensation,  as  well  as certain other  compensation paid  or accrued,  by  the Company  to  the
  Company's Chief executive  Officer, Chief Operating  Officer and  chief
  Financial Officer  for the fiscal years  ended June 30, 1998  and 1999.
  No other individuals had  total annual compensation exceeding  $100,000 during these fiscal years.


                          Annual Compensation       Long-Term Compensation
  Name and Position     Year    Salary    Bonus     Other     Stock Options
  -----------------     ----    ------   ------    -------    -------------
  Louis Goldstein
   Chairman, CEO, Dtr.  1999   $279,396       0    $59,967(1)
                        1998   $241,447 $37,950   $224,013(1)  300,000(3)


  Joel Davis
   Chief Operating
   Officer, Dtr.        1999   $130,000    0
                        1998   $134,037 $13,000          -(2)  100,000(3)

  Sharon Harder (4)
   Chief Financial
   Officer              1999   $130,824    -             -        -
                        1998   $158,339 $16,000          -(2)  100,000(3)

  (1) Pursuant to provisions in his revised Employment Contract approved by the Compensation Committee of the Board of Directors, Mr. Goldstein received certain compensation related to personal expenses. Such compensation totaled approximately 42,834 in 1999 and $129,082 in 1998. Utilizing an effective tax rate of 40%, the Company assumed income taxes associated with personal expenses in the amount of $17,133 in 1999 and $55,006 in 1998.

  (2) With respect to each named officer, the aggregate amount of perquisites was less than either $50,000 or 10% of the salary reported.

  (3) Pursuant to an action of the Compensation Committee of the Board of Directors, Mr. Goldstein received options to purchase 300,000 shares of the Company's Common Stock in 1998 and 200,000 options to purchase Common Stock in 1997. The options are priced at $1.63 and $4.65 per share and are fully vested; however, the market price of the underlying securities was less than the exercise price as of September 30, 1998. Ms. Harder and Mr. Davis received options to purchase 100,000 share of the Company's Common Stock, each, in 1998. The options are priced at $1.12 per share and are fully vested. As noted previously, the market price of the underlying securities was less than the exercise price as of September 30, 1999.

  (4) Effective February 19, 1999 Ms. Harder regigned as CFO, she did not receive any severance package or other compensation in connection with her resignation.

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

  Change in Control Agreements.
  As of March 1998 the Company entered into an employment agreements with Joel Davis the Company's Chief Operating Officer. The agreement is for a term of 36 months and provides for annual compensation of Mr. Davis and at the rate of $130,000. In the event of a change in control, as defined in the agreement, Mr. Davis shall be deemed to have been terminated without cause and shall be entitled to severance payments equal to three times his annual salary.

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

  Name                               Shares Owned    Percentage Owned
  ----                               ------------    ----------------
  Robertson Stephens & Co., Inc. (1)    204,559             4.5% (3)
  Herbard, Ltd. (2)                     217,000             4.8% (3)

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

  Name                          Shares    Option    Percentage Owned
  ----                          ------    ------    ----------------
  Louis Goldstein (1)           962,500   500,000         32.9%(2)
  Joel Davis (1)                     50   110,000          2.5%(2)
  Sharon Harder (1)                   -   100,000          2.2%(2)
  Robert Kirschner                    -         -            - (2)
  Robert Rubin (1)               52,500   150,000          4.5%(2)
  Steven Venit (1)                    -    10,000           .2%(2)
  Officers and Directors as
     A Group                  1,065,000   870,000         42.3%(2)

  (1) The address for the named individual is 223 West Jackson blvd, Chicago, IL.

  (2) This is based on fully diluted, weighted average number of shares at June 30, 1999. Mr. Goldstein's percentage of common shares actually issued and outstanding at June 30, 1999 is approximately 51%.

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

  In 1992, 1993 and 1994 Help at Home, IL loaned to Mr. Goldstein $135,470, $101,135 and $92,721, respectively. The loans bear interest at nine percent per year. Subsequent to June 30, 1999 the loans are restructured to run concurrent with the Employment Agreement expiring in December 2007, and include an approximately $15,000 annual payment with a balloon payment at the end of the term. The balance of such loans at June 30, 1999 was $146,200. The loans increased by $12,538 during the year due to accumulation of interest.

  During 1998, the Company paid an aggregate of approximately $4,364 (including accrued fees from the prior year) to Steven Venit, a director, for certain routine legal services.

  The Company, acting as a subcontractor, billed $73,000, in 1998 to a not-for-profit organization in which Mr. Goldstein is an officer.

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

  3.1 Articles of Incorporation of Help at Home of Evanston, Inc., an Illinois corporation, dated February 27,1975 as amended on June 17, 1982 changing its name to Help at Home, Inc.
  3.2 Certificate of Incorporation of Help at Home, Inc., a Delaware corporation, dated August 7, 1995.
  3.3 Certificate of Incorporation of Lakeside Home Health Agency, Inc., a Missouri corporation, dated April 20, 1993.
  3.4 Certificate of Incorporation of Rosewood Home Health, Inc., an Illinois corporation, dated march 4, 1994.
  3.5 Certificate of Incorporation of HASC Staffing Services, Inc., a Mississippi corporation, dated March 23, 1986.
  3.6 Certificate of Incorporation of Homemakers of Montgomery, Inc., an Alabama corporation, dated March 27, 1985.
  3.7 Certificate of Incorporation of Statewide Healthcare Services, Inc., a Mississippi corporation, dated January 10, 1974.
  3.8  Help at Home, Inc. Bylaws.
  4.1  specimen Common Stock Certificate.
  4.2  specimen Redeemable Common Stock Purchase Warrant.
  4.3  Form of Warrant Agreement.
  4.4  form of Underwriter's Warrant.
  10.1 Employment Agreement with Louis Goldstein.
  10.2 Form of contract with the Illinois Department on Aging.
  10.3 1995 Stock Option Plan.
  21.1 Subsidiaries.
  27.1 Financial Data Schedule.*

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


  Dated:    November 12, 1999        HELP AT HOME, INC.


                                     By: /s/ Louis Goldstein
                                     Louis Goldstein
                                     Chairman and Chief Executive Officer


                                     By: /s/ Joel Davis
                                     Joel Davis
                                     Chief Operating Officer

                                     By: _________________________
                                     Robert Rubin
                                     Director

                                     By: _________________________
                                     Steven Venit
                                     Director

                                     By: _________________________
                                     Robert Kirschner
                                     Director


  HELP AT HOME, INC. AND SUBSIDIARIES


  Contents

                                                                     Page
                                                                     ----
  Consolidated Financial Statements

   Independent auditors' report                                      F-2

   Report of Independent Accountants                                 F-2A

   Balance sheet as of June 30, 1999                                 F-3

   Statements of operations for the years
     ended June 30, 1999 and 1998                                    F-4

   Statements of changes in stockholders'
    equity (capital deficiency) for the years
    ended June 30, 1999 and 1998                                     F-5

   Statements of cash flows for the years
    ended June 30, 1999 and 1998                                     F-6

   Notes to financial statements                                     F-7

  INDEPENDENT AUDITORS' REPORT

  Board of Directors
  Help At Home, Inc.
  Chicago,  Illinois


  We have audited the consolidated balance sheet of Help at Home, Inc. and its subsidiaries (collectively, the "Company") as of June 30, 1999, and the related consolidated statements of operations, changes in stockholders' equity (capital deficiency) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Help at Home, Inc. and its subsidiaries as of June 30, 1999, and their consolidated results of operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has incurred recurring operating losses, has negative cash flows and negative working capital, and has failed to make payroll tax deposits with respect to certain periods. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



  Richard A. Eisner & Company, LLP

  New York, New York
  October 1, 1999

                     REPORT OF INDEPENDENT ACCOUNTANTS


  Board of Directors
  Help At Home, Inc.
  Chicago, Illinois

  We have audited the consolidated balance sheet of Help At Home, Inc. its subsidiaries (collectively, the "Company") as of June 30, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Help At Home, Inc. and its subsidiaries as of June 30, 1998, and their consolidated results of operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has incurred significant operating losses, has negative cash flows and has not complied with the terms of its debt covenants. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


  Pricewaterhouse Coopers
  Chicago, Illinois
  October 9, 1998
                                     F-2A

 HELP AT HOME, INC. AND SUBSIDIARIES
  Consolidated Balance Sheets
  June 30, 1999

                                                         1999
                                                       ---------
  ASSETS
  Current assets:
   Cash and cash equivalents                          $  214,000
   Accounts receivable (net of allowance for
     doubtful accounts of $1,821,000                   6,782,000
   Prepaid expenses and other current assets             123,000
   Income tax receivable                                  50,000
   Deferred income taxes - current                       156,000
                                                       ---------
     Total current assets                              7,325,000

  Furniture and equipment, net                           138,000
  Due from officer                                       146,000
  Other assets                                            88,000
                                                       ---------
                                                      $7,697,000
                                                       =========

  LIABILITIES
  Current liabilities:
   Current maturities of long-term debt               $1,607,000
   Accounts payable                                      574,000
   Accrued expenses and other current liabilities      5,102,000
   Due to third-party payors                             454,000
   Deferred income taxes - current                       156,000
                                                       ---------
     Total current liabilities                         7,893,000
                                                       ---------
  Commitments and contingencies

  STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
  Preferred stock, par value $.01 per
   share;1,000,000 shares authorized,
   none issued or outstanding
  Common stock, par value $.02 per
   share;14,000,000 shares authorized,
   1,869,375 issued and outstanding                       37,000
  Additional paid-in capital                           3,694,000
  Deficit                                             (3,927,000)
                                                       ---------
                                                        (196,000)
                                                       ---------
                                                      $7,697,000
                                                       =========

  See independent auditors' report and notes to financial statements
                                 F-3

  HELP AT HOME, INC. AND SUBSIDIARIES

  Consolidated Statements of Operations

                                                            Year Ended
                                                             June 30,
                                                     -------------------------
                                                        1999           1998
                                                     ----------     ----------
  Revenues                                          $27,889,000    $23,137,000
  Direct cost of services                            19,090,000     16,194,000
                                                     ----------     ----------
  Gross margin                                        8,799,000      6,943,000
  Selling, general and administrative expenses       10,782,000     10,317,000
                                                     ----------     ----------
  Loss from operations                               (1,983,000)    (3,374,000)
  Non-operating income                                   12,000        541,000
                                                     ----------     ----------
  Loss from continuing operations
   before income taxes                               (1,971,000)    (2,833,000)
  Income tax expense (benefit)                          130,000       (560,000)
                                                     ----------     ----------
  Loss from continuing operations                    (2,101,000)    (2,273,000)

  Discontinued operations:
   Loss from operations of Medicare
   agencies (less applicable income tax
     expense of $(81,900) in 1998)                         -        (1,025,000)
   Loss on disposal of Medicare agencies,
   including provision for operating
     losses during phase-out period (less
   applicable income tax benefit
     of $202,800 in 1998)                                  -          (304,000)
                                                     ----------     ----------
  Net loss                                         $ (2,101,000)   $(3,602,000)
                                                     ==========     ==========

  Basic and diluted loss per share:
   Loss from continuing operations                       $(1.12)        $(1.22)
   Discontinued operations:
     Loss from operations of Medicare agencies                            (.55)
     Loss on disposal of Medicare agencies                                (.16)
                                                     ----------     ----------
  Net loss per share                                     $(1.12)        $(1.93)
                                                     ----------     ----------
  Weighted average number of common shares -
    basic and diluted                                 1,869,375      1,869,375
                                                     ==========     ==========

  See independent auditors' report and notes to financial statements
                                 F-4

  HELP AT HOME, INC. AND SUBSIDIARIES

  Consolidated Statements of Changes in Stockholders' Equity (Capital Deficiency)

                                                Additional     Retained
                               Common Stock       Paid-In      Earnings
                             Shares     Amount    Capital     (Deficit)      Total
                            ---------   ------   ---------   ----------    ----------

  Balance - July 1, 1998    1,869,375  $37,000  $3,694,000  $ 1,776,000   $ 5,507,000
  Net loss for the year                                      (3,602,000)   (3,602,000)
                            ---------   ------   ---------   ----------    ----------

  Balance - June 30, 1998   1,869,375   37,000   3,694,000   (1,826,000)    1,905,000
  Net loss for the year                                      (2,101,000)   (2,101,000)
                            ---------   ------   ---------   ----------    ----------
  Balance - June 30, 1999   1,869,375  $37,000  $3,694,000  $(3,927,000)  $  (196,000)
                            =========   ======   =========   ==========    ==========


  See independent auditors' report and notes to financial statements

                                 F-5

  HELP AT HOME, INC. AND SUBSIDIARIES

  Consolidated Statements of Cash Flows
                                                              Year Ended
                                                               June 30,
                                                      ------------------------
                                                         1999          1998
                                                      ----------    ----------
  Cash flows from operating activities:
   Net loss                                          $(2,101,000)  $(3,602,000)
   Adjustments to reconcile net loss to net
     cash provided by (used in)
     operating activities:
      Depreciation                                       110,000       147,000
      Amortization                                           -         136,000
      Non-operating income                               (12,000)          -
     Bad debt expense                                  3,045,000       928,000
     Loss on sale of fixed assets                            -          18,000
     Gain on forgiveness of debt                             -        (241,000)
     Write-off of impaired goodwill                          -       2,266,000
     Deferred tax expense (benefit)                       24,000      (293,000)
     Changes in:
      Accounts receivable                             (3,038,000)   (2,662,000)
      Prepaid expenses and other current assets           31,000         1,000
      Accounts payable                                  (268,000)      156,000
      Accrued expenses and other current liabilities   3,243,000       748,000
      Due to third-party payors                         (259,000)      474,000
      Current income taxes                               387,000      (307,000)
                                                      ----------    ----------
 Net cash provided by (used in) operating activities   1,162,000    (2,231,000)
                                                      ----------    ----------

  Cash flows from investing activities:
   Acquisition of property                               (44,000)      (63,000)
   Proceeds from sale of property                            -         170,000
   Increase in due from officer                              -         (12,000)
                                                      ----------    ----------
 Net cash (used in) provided by investing activities     (44,000)       95,000
                                                      ----------    ----------
  Cash flows from financing activities:
   Proceeds from long-term debt                              -       3,004,000
   Repayment of long-term debt                        (1,316,000    (1,326,000)

 Net cash (used in) provided by financing activities  (1,316,000)    1,678,000

                                                      ----------    ----------
  Net decrease in cash                                  (198,000)     (458,000)
  Cash and cash equivalents - beginning of year          412,000       870,000
                                                      ----------    ----------
  Cash and cash equivalents - end of year            $   214,000   $   412,000
                                                      ==========    ==========

  Supplemental disclosure of cash flow information:
   Cash payments for:
     Interest                                           $220,000   $   327,000

  Supplemental disclosure of noncash investing and
    financing activities:
   Forgiveness of debt and accrued interest                        $   241,000


  See independent auditors' report and notes to financial statements
                                 F-6

  HELP AT HOME, INC. AND SUBSIDIARIES
  Notes to Consolidated Financial Statements
  June 30, 1999 and 1998

  NOTE A - ORGANIZATION AND BUSINESS

  Help at Home, Inc., a Delaware corporation ("Help (Delaware)" or the "Company"), was incorporated on August 7, 1995. In connection with the formation of the Company, 2,100,000 shares of Common Stock were issued to the shareholders of Help at Home, Inc., an Illinois corporation ("Help (Illinois)") in exchange for all the common stock of Help (Illinois).

  The consolidated financial statements presented include the accounts of Help (Delaware) and its wholly owned subsidiaries: Help (Illinois), Rosewood Home Health, Inc. ("Rosewood"), Lakeside Home Health Agency, Inc., a Missouri corporation ("Lakeside (Missouri)"), the Oxford group (see Note D), Lakeside Home Health Agency, Inc., an Illinois corporation ("Lakeside (Illinois)"), Preferred Nursing Care ("Preferred") and HAH Aviation ("Aviation").

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

  The Company, through its Homemakers of Montgomery, Inc. ("Homemakers", part of the Oxford group), Lakeside (Missouri), Lakeside (Illinois), and Rosewood subsidiaries ("Medicare agencies"), provided in-home skilled health care services. Homemakers operated in the metropolitan Montgomery, Alabama area; Lakeside (Missouri) and Rosewood operated in the metropolitan St. Louis area; Lakeside (Illinois) operated in the Chicago land area. Lakeside (Missouri), Rosewood and Homemakers of Montgomery, Inc. were certified in their respective states to receive Medicare reimbursement. On June 27, 1998, the Board of Directors adopted a plan to dispose of these entities that provided in-home skilled healthcare services (see Note P).

  NOTE B - LIQUIDITY

  The Company has incurred recurring operating losses, has negative cash flows and negative working capital and in fiscal year 1999 has failed to make payroll tax deposits with respect to certain periods. Management believes that the Company's viability as a going concern is dependent upon a return to profitability and positive cash flow and its ability to better manage its accounts receivables. Management has implemented several new practices to ensure that invoices are submitted timely, collections are monitored and service delivery is halted when it becomes apparent that the Company will not receive payment. Management has also identified certain shortcomings in the area of billings in one of its two computer systems and has decided to eliminate that system and go back to its proprietary system by the end of the calendar year.

  Management has closed or consolidated several of its unprofitable operating locations in 1999 and expects to close or consolidate any locations which are not contributing positively to the Company's profitability in fiscal year 2000.

  Effective July 1, 1999, the Company received a 7.9% increase from its largest customer, the Illinois Department On Aging ("IDOA"). Management believes that this increase will have a significant positive impact on the Company's profitability.

  Finally, as further discussed in Notes I & Q the Company has refinanced its long term debt which was in technical default at June 30th 1998.

  There can be no assurances that the Company's ability to restructure its accounts receivable collections as described above will be successful. Management believes that the Company's ability to continue as a going concern depends upon the successful collections of its accounts receivable, a return to profitability and positive cash flows. If the Company is unsuccessful in its efforts, the Company may be unable to meet its obligations, making it necessary to undertake such other actions as may be appropriate.


  NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 [1] Principles of consolidation:

     The  consolidated  financial  statements  include  the  accounts  of
     the  Company   and  its  wholly  owned  subsidiaries.   Intercompany
     transactions and balances have been eliminated in consolidation.

 [2] Revenue recognition:

     The Company has agreements with third-party payors that provide for payments to the Company at amounts different from its established rates. Payment arrangements include reimbursed costs, discounted charges and per diem payments. Revenue is reported at the estimated net realizable amounts from clients, third-party payors and others for services rendered. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided in the period the related services are rendered. Differences between the estimated amounts accrued and interim and final settlements are reported in operating results in the year of settlement. Management continually evaluates the outcome of these reimbursement audits and provides allowances for any potential adjustments. In the opinion of management retroactive adjustments, if any, would not be material to the financial position or results of operations of the company.

 [3] Accounts receivable:

     Accounts receivable are stated at estimated net realizable value. The allowance for doubtful accounts is based on management's estimate of collectibility, which considers outstanding accounts receivable, historical experience and current economic conditions.

 [4] Property and equipment:

     Property and equipment are stated at cost. Depreciation is provided using accelerated and straight-line methods over the estimated useful lives of the assets. Amortization of capitalized lease costs is included in depreciation expense. The estimated useful lives of property and equipment are as follows:

             Software                            3 years
             Computers, autos, office and
              medical equipment                  5 years
              Furniture and fixtures             7 years
             Leasehold Improvements              Lease term

 [5] Loss per share:

     Basic loss per share is based on the weighted average number of common shares outstanding during the year. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and warrants and the proceeds thereof were used to purchase outstanding common shares. The effect of the exercise of warrants and options issued are not included as their effect on diluted earnings per share is anti-dilutive.

 [6] Cash and cash equivalents:

     All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents.

 [7] Income taxes:

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

     The Company was required to change to the accrual method for reporting its income for tax reporting purposes for the years ended June 30, 1997 and thereafter. Such change requires that the Company include in its taxable income, starting with the year ended June 30, 1997, the cumulative difference between the cash and accrual methods, as of June 30, 1996, over a period not to exceed four years. This change is not expected to have a material effect on net income or earnings per share.

 [8] Use of estimates:

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


  NOTE D - ACQUISITIONS

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

  On May 31, 1996, the Company purchased all of the stock of Statewide Healthcare Services, Inc. ("Statewide"), Homemakers, and HASC Staffing Systems, Inc. ("HASC"), collectively referred to as the Oxford group, for $2,150,000. The agreement allowed for the purchase price to be adjusted based on book value of Oxford's consolidated assets on the purchase date. The Company recognized goodwill in the amount of $2,384,000 based on an allocation of cost to the fair value of the assets acquired. The goodwill was being amortized over a twenty year period. Due to the decline of operating results, the enactment of per beneficiary limits and the decision to discontinue the provision of skilled services through the Company's Medicare agencies, net goodwill in the amount of $2,136,000 was written off in the year ended June 30, 1998. The write off of goodwill is included in Administrative Expenses ($1,404,000) and Loss from Operations of Medicare Agencies ($732,000).

  NOTE E - CONCENTRATIONS OF RISK

  The Company grants credit without collateral pursuant to various third-party payor agreements and a limited number of arrangements with individual clients. The majority of the clients served by the Company are covered under a third-party payor agreement. The mix of receivables from patients and third-party payors at June 30, 1999 and 1998, was as follows:

                                           June 30,
                                        -------------
                                        1999     1998
                                        ----     ----
        IDOA                             33%       29%
        Medicaid waiver                  46        10
        Medicare                          5        13
        Medicaid                          6        21
        Other third-party payors          1        18
        Clients                           9         9
                                        ----     ----
                                        100%     100%

  Medicare and Medicaid programs are highly regulated and subject to budgetary, statutory and other constraints. During fiscal 1998, HCFA enacted regulations effective during the Company's fiscal year 1998, which limit reimbursement for skilled health care services provided to Medicare beneficiaries through the use of per beneficiary limits. As a result of these new regulations, third-party payor settlements totaling $368,000 were accrued in 1998. The estimated negative impact of these new regulations caused the Board of Directors to discontinue the provision of these skilled services (see Note P).


  NOTE F - PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

                                                   June 30,
                                              -------------------
                                               1999        1998
                                              -------     -------
        Furniture and fixtures               $316,000    $342,000
        Office, computer and medical          414,000     379,000
        equipment
        Autos                                  31,000      31,000
                                              -------     -------
                                              761,000     752,000
        Less accumulated depreciation        (623,000)   (548,000)
                                              -------     -------
                                             $138,000    $204,000
                                              =======     =======

  The total amount of equipment recorded under capitalized leases included above was $103,000 at June 30, 1999 and 1998, respectively. Accumulated amortization on capital leases was $95,000 and $83,000 at June 30, 1999 and 1998, respectively.

  NOTE G - ACCRUED EXPENSES

  Accrued expenses consist of the following:

                                                       June 30,
                                                 ---------------------
                                                   1999        1998
                                                 ---------   ---------
      Accrued wages                             $1,080,000  $  659,000
      Accrued loss on discontinued operations      196,000     507,000
      Payroll taxes accrued and withheld           393,000     502,000
      Payroll taxes accrued and
        withheld in arrears                      2,167,000       -
      Accrued penalties and interest -
        payroll taxes                              882,000       -
      Income tax payable                           163,000       -
      Other                                        221,000     191,000
                                                 ---------   ---------
                                                $5,102,000  $1,859,000
                                                 =========   =========


  NOTE H - INCOME TAXES

  The provision (benefit) for federal and state income taxes consists of the following:

                                             Year Ended
                                              June 30,
                                         -------------------
                                           1999        1998
                                         -------    --------
       Current:
        Federal                         $ 90,000   $(469,000)
        State                             16,000     (83,000)
       Deferred:
        Federal                           20,000    (249,000)
        State                              4,000     (44,000)
                                         -------    --------
                                        $130,000   $(845,000)
                                         =======    ========

  A reconciliation of income tax expense with federal income taxes at the statutory rate follows:

     Federal income taxes at the
       statutory rate                              (34.0)%    (34.0)%
     Increase (decrease) in taxes
       resulting from:
      State income tax, net of federal benefit       1.0       (6.0)
      Nondeductible items                           15.5        1.0
      Valuation of temporary differences            23.1        -
      Amortization and write off of
       nondeductible goodwil                           -       19.0
      Other                                          0.6        1.0
                                                    ----       ----
     Income tax provision (benefit)                  6.2 %    (19.0)%
                                                    ====       ====


  The income tax effects of temporary differences that give rise to the net deferred tax asset are as follows:

                                                      1999        1998
                                                    --------    --------
  Current deferred tax assets (liabilities):
   Cash to accrual basis adjustment                $(153,000)  $(153,000)
   Discontinued operations, provision for doubtful
    accounts and other                               807,000     436,000
                                                    --------    --------
                                                     654,000     283,000
                                                    --------    --------
  Noncurrent deferred tax assets (liabilities):
   Cash to accrual basis adjustment                      -      (153,000)
   Jobs tax credit carryforward                       55,000      55,000
   Depreciation                                       (3,000)     (6,000)
                                                    --------    --------
  Noncurrent deferred tax assets (liabilities)        52,000    (104,000)
                                                    --------    --------
  Net deferred tax assets                            706,000     179,000
  Valuation allowance                               (706,000)   (155,000)
                                                    --------    --------
  Net deferred tax asset                           $       0     $24,000
                                                    ========    ========

  The Company has job tax credits of approximately $55,000 at June 30, 1999. These job credits expire in 2008. The Company's deferred tax asset at June 30, 1999 has been fully reserved as its future realization cannot be determined. A valuation allowance has been established at June 30, 1998 for the deferred tax assets which exceed the deferred tax liabilities, reduced by tax loss carrybacks.

  NOTE I - LONG-TERM DEBT

  The following schedule details long-term debt outstanding as of June 30:

                                                       1999        1998
                                                     ---------   ---------
  A revolving loan due December 29, 1998, in the
   aggregate principal amount of $3,500,000.
   Interest is payable monthly at the prime rate
   plus 1%.  Loan is collateralized by accounts
   receivable and the capital stock of all
   subsidiaries.                                    $1,604,000  $2,905,000
  Notes collateralized by Company automobiles and
   various capital leases for office and computer
   equipment (see Note F).  The notes are payable
   in equal monthly installments and bear interest
   at various rates between 9% and 18%.                  3,000      18,000
                                                     ---------   ---------
  Total long-term debt                               1,607,000   2,923,000
  Less current portion                               1,607,000   2,920,000
                                                     ---------   ---------
  Noncurrent portion of long-term debt              $        0  $    3,000
                                                     =========   =========

  Interest expense included in the results of operations for the years ended June 30, 1999 and 1998 was approximately $237,000 and $333,000, respectively.

  As of June 30, 1998, the Company was in technical default relative to both financial ratios enumerated in the loan agreement for its secured bank debt. The loan became due on December 30, 1998 at which time the Company entered into a series of standstill agreements. The loan was repaid in July 1999 when the Company refinanced its debt with a second lender (see Note Q).

  NOTE J - COMMITMENTS AND CONTINGENCIES

 [1] Leases:

     The Company has operating lease commitments for office space and equipment which have various expirations through 2003. Operating leases for office space include escalation clauses for increases in real estate taxes and certain operating expenses. Future minimum lease payments under operating leases as of June 30, 1999 are as follows:

          Year
         Ending
        June 30,
        -------

          2000                   $379,000
          2001                    222,000
          2002                     42,000
          2003                     13,000
                                  -------
                                 $656,000
                                  =======

     Rent expense under operating leases was $532,000 and $816,000 for the years ended June 30, 1999 and 1998, respectively.

 [2] Litigation:

     The Company has been named in several legal proceedings in connection with matters that arose during the normal course of its business including items related to certain acquisitions. While the ultimate result of the litigation or claims cannot be determined, it is management's opinion based upon consultation with counsel, that it has adequately provided for losses that may be incurred related to these claims.

     The Company was named as a party to a suit filed by the family of the Oxford group's former owner in which the family sought to recover $350,000 in proceeds payable under two key-man life insurance policies owned by the Company. The Company responded with a counter claim in which it sought to reduce the amount of the $325,000 note due on the purchase of the Oxford group. During
     1998, both the claim and the counter claim were settled in the Company's favor. As a result of this settlement, the Company received the entirety of the life insurance proceeds. In addition, the note payable and related accrued interest were reduced $209,000 and $32,000, respectively. The remaining note and interest payable were satisfied with the insurance proceeds. The gain from the note and interest reduction (totaling $241,000) has been reflected in Non-Operating Income. Income from the life insurance proceeds has been reflected in Non-Operating Income ($250,000) and Loss from Operations of Medicare Agencies ($100,000).

 [3] Termination and benefits agreements:

     In October, 1997 the Company's Compensation Committee established a termination and benefits policy with respect to key executive employees which provides for payment of severance and benefits in the event of involuntary termination without cause and/or a change in control. As of March 1, 1998, the Company entered into an employment agreement with the Chief Operating Officer. In the event of a change in control, the maximum aggregate salary commitment for thise employee would be approximately $390,000 over a period of 36 months.

     Additionally  on  December  5,  1997,  a  termination  and  benefits modification was made to the Chairman's employment agreement. In the event of a change in control, the maximum aggregate severance commitment pursuant to this contract provision is approximately $2,555,000, in the form of a one-time payment.


 [4] Payroll tax penalties and interest:

     The Company has not paid certain federal and state payroll taxes and payroll tax withholding liabilities during the year ended June 30, 1999. Management has engaged counsel to represent the Company with respect to these payments. The Company has reserved approximately $882,000 for such penalties and interest through June 30, 1999, however, there can be no assurance that the respective taxing authorities will not take action against the Company.

 [5] Due to third-parties:

     Through December 1998, the Company provided in-home skilled health care services. Reimbursement for these services had been paid by Medicare intermediaries to the Company. Amounts paid to the Company are subject to audit. The Company has reserved approximately $454,000 at June 30, 1999 to cover open cost report periods which have not been finalized.


  NOTE K - MAJOR CUSTOMER

  Fees billed to one major customer, the IDOA accounted for approximately $16,900,000 (60%) and $13,689,000 (59%) of the total revenues from continuing operations for the years ended June 30,1999 and 1998, respectively. The amounts due under such contracts totaled $2,219,000 and $2,110,000 at June 30, 1999 and 1998,respectively.

  The Company is subject to the IDOA's requirement whereby 73% of the total service fees received from the department must be expended on direct service worker costs, as defined. As a participant with the IDOA, the Company is subject to an audit of its systems and procedures to determine whether the Company is in compliance with the rules and regulations of the contract. As of June 30, 1999, management believes the Company is in compliance with the contract.

  NOTE L - RELATED PARTY TRANSACTIONS

  The Company has a loan outstanding to its majority shareholder in the amount of $146,000 and $134,000, including accrued interest thereon, as of June 30, 1999 and 1998 respectively. The loan bears interest at 9% per year. The principal plus accrued interest was due on July 31, 1998. Subsequent to June 30, 1998, the due date on this loan was extended until July 31, 1999, and again until July 31, 2000. The majority shareholder has agreed to pay $15,000 annually to be applied first to interest and the balance to reductions of principal. At the expiration of his employment agreement, the unpaid balance will approximate $130,000.

  The Company entered into an employment agreement with the Chairman/Chief Executive Officer, a major stockholder, effective in December, 1997. Pursuant to the agreement, the stockholder will receive a base salary of $230,000 subject to increases at the discretion of the Compensation Committee of the Board of Directors. In addition, the stockholder is entitled to receive a benefit allowance equal to 10% of the stockholder's base salary per year and an annual incenative bonus ranging from $25,000 to $100,000 based on after tax income adjusted for non-cash expenses and extraordinary items.
  The agreement also subjects the stockholder to noncompetition provisions. The agreement includes the reimbursement of certain personal expenses incurred by the Chairman due to his continuous travel on the Company's behalf. The agreement also provides for severance and a one-time change of control payment in the event of involuntary termination without cause or termination arising from a change in the ownership and/or management of the Company. The maximum aggregate severance commitment pursuant to this contract provision is approximately $2,555,000, in the form of a one-time payment. Total compensation under this contract for the years ended June 30, 1999 and 1998 totaled $305,000 and $448,000, respectively.

  In April 1997, the Chairman was granted 200,000 incentive stock options at an option price of $4.95. In March 1998, the Chairman was granted an additional 300,000 incentive stock options at an option price of $1.63.

  The Company, acting as a subcontractor, billed $73,000 in service fees for the year ended June 30, 1998, to a not-for-profit organization in which the majority stockholder is an officer. The amount due from this organization was $91,000 at June 30, 1998 and was subsequently written
  off.   The organization  occupies  certain  space in  the  Company's leased facilities without charge.

  A director of the Company received payments totaling approximately $4,000 and $24,000 for the years ended June 30, 1999 and 1998, respectively, for the provision of legal services to the Company.

  NOTE M - STOCK OPTIONS

  The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Under the provisions of APB No. 25, compensation arising from the grant of stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock. In August 1995, the Company adopted the 1995 Stock Option Plan (the "Plan"). Under the Plan, incentive stock options and nonqualified stock options may be granted, at the discretion of the Board, to purchase up to 264,375 shares of the Company common stock through the year 2005. In January, 1997, the shareholders approved an increase of 1,500,000 shares to the number of shares available for which options may be granted. Incentive stock options are to be granted at a price not less than the fair market value of the Company's Common Stock at the date of the grant. The exercise price may not be less than 110% of the fair market value of the Company's Common Stock at the date of the grant if the shareholder owns 10% or more of the Company's outstanding stock. Options may be granted to employees, consultants, and directors of the Company and must be exercised within ten years of the date of the grant.

  Incentive options for a total of 200,000 shares were granted to the Chairman, the majority shareholder, at a price of $4.95 per share in April 1997. In March 1998, the Chairman was granted an additional
  300,000 incentive share options at a price of $1.63 per share. Additionally in March 1998, incentive options totaling 350,000 shares at an option price of $1.12 were granted to two employees and one director. Incentive options for a total of 20,000 shares were granted at a price of $6.875 per share to two employees in April 1996. No stock options have been exercised, forfeited or cancelled during 1999 and 1998. All options are excerciseble. No stock options have been granted during 1999.

  No compensation expense has been recognized in the Company's financial statements, as the Company continues to apply the provisions of Accounting Principles Board Opinion No. 25. However, were the Company to report under the fair value methodology set out in Statement of Financial Accounting Standard No. 123, the loss per share would have been $1.22 for the year ended June 30, 1999 and $2.05 for the year ended June 30, 1998. This amount was estimated using Black-Scholes stock option pricing method. The significant weighted average assumptions used are as follows: risk-free interest rate of 5.7%, expected life of options of 8 years, expected volatility of 66%, grant date fair value per option of $.74, and expected dividends of zero. Nonqualified stock options are exercised at a price to be determined by the Board of Directors for a period of ten years after the grant date. No nonqualified options have been granted under the Plan.

  NOTE N - STOCK WARRANTS OUTSTANDING

  The Company has 1,638,750 issued and outstanding stock purchase warrants as of June 30, 1998 and June 30, 1999. Each warrant entitles the holder to purchase one share of Common Stock at an exercise price of $6.00 per share at any time until December 4, 2000. The exercise price of the warrants is subject to adjustment in certain events pursuant to the anti-dilution provisions thereof. The warrants are redeemable, in whole or in part, at a price of $.10 per warrant with the sole consent of the lead underwriter, provided that (a) the Company gives 30 days prior written notice to the registered holders of the warrants, and (b) the closing high bid price or sale price per share of the Common Stock (if the Common Stock is then traded on NASDAQ or a national securities exchange) for a period of ten consecutive trading days, ending on the third business day prior to the date of any redemption notice, equals or exceeds at least $9.00. The warrants shall be exercisable until the close of the business day preceding the date fixed for redemption.

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

  NOTE O - REPORTABLE SEGMENTS

  Management has elected to identify the Company's reportable segments based on geographic areas (states): Alabama, Illinois, Missouri and Mississippi. Due to the manner in which the Company's subsidiaries are organized and managed, it should be noted that segment information for Illinois includes operations located in Arkansas and Indiana. Revenues in all four segments are derived from the provision of both skilled nursing services and unskilled homemaker/respite services. Information related to the Company's reportable segments for 1999 is as follows (in thousands):

                       Alabama  Illinois   Missouri   Mississippi   Total
                        -----    ------     -----       -----       ------
 Continuing
  operations:
  Revenues             $3,103   $19,447    $1,328      $4,011      $27,889
  Direct costs          2,193    13,216       810       2,871       19,090
                        -----    ------     -----       -----       ------
  Gross margin            910     6,231       518       1,140        8,799
  Operating expenses      868     4,925       575       1,614        7,982
                        -----    ------     -----       -----       ------
  Operating income
     (loss)            $   42    $1,306    $  (57)     $ (474)      $  817
                        =====     =====     =====       =====        =====
    Total assets       $1,398    $2,889    $1,637      $1,225       $7,149
                        =====     =====     =====       =====        =====

  A reconciliation of the segments' net loss to the consolidated net loss is as follows (in thousands):

        Segments' net income                   $ 817

        Plus:
         Nonoperating income                      12
        Less:
         Corporate overhead expense           (2,800)
        Income tax expense                      (130)
                                              ------
        Consolidated net loss                $(2,101)


  A reconciliation of the segments' net assets to consolidated net assets is as follows (in thousands):

        Segments' total assets           $7,149

        Plus:
         Corporate/support entities'
           total assets                     548
                                          -----
        Consolidated total assets        $7,697
                                          =====

  Information related to the Company's reportable segments for 1998 is as follows (in thousands):

                       Alabama  Illinois   Missouri   Mississippi   Total
                        -----    ------     -----       -----       ------
 Continuing
  operations:
  Revenues             $3,740   $15,405     $ 882      $3,110      $23,137
  Direct costs          2,991    10,586       542       2,075       16,194
                        -----    ------     -----       -----       ------
  Gross margin            749     4,819       340       1,035        6,943
  Operating expenses      986     3,221       303       2,879        7,389
                        -----    ------     -----       -----       ------
  Operating income       (237)    1,598        37      (1,844)        (446)
    (loss)

  Discontinued
   operations:
   Gain (loss) from
    operations           (764)     (365)       22         -         (1,107)
   Loss on disposal      (245)     (262)       -          -           (507)
                        -----    ------     -----       -----       ------
   Net gain (loss)    $(1,246)    $ 971     $  59     $(1,844)     $(2,060)
                        =====     =====     =====       =====        =====
  Total assets         $1,377    $3,143    $1,187      $1,596       $7,303
                        =====     =====     =====       =====        =====

  A reconciliation of the segments' net loss to the consolidated net loss is as follows (in thousands):

        Segments' net loss               $(2,060)

        Plus:
         Nonoperating income                 541
         Income tax benefit                  845
        Less:
         Corporate overhead expense       (2,928)
                                          ------
        Consolidated net loss            $(3,602)
                                          ======

  A reconciliation of the segments' net assets to consolidated net assets is as follows (in thousands):

        Segments' total assets           $7,303

        Plus:
         Corporate/support entities'
           total assets                   1,258
                                          -----
        Consolidated total assets        $8,561
                                          =====

  NOTE P - DISCONTINUED OPERATIONS

  On June 27, 1998, the Board of Directors adopted a plan to dispose of the Medicare agencies (Homemakers, Lakeside (Illinois), Lakeside (Missouri), and Rosewood) through sale or liquidation. In connection with the Company's disposal plan, Lakeside (Illinois) ceased operations as of August 31, 1998. Certain assets of Homemakers were sold for $350,000 on October 9, 1998 and that entity's patients were simultaneously transferred to a nonaffiliated provider. Rosewood was closed as of October 30, 1998 and its patients transferred to another nonaffiliated provider. Lakeside (Missouri) was closed on December 15, 1998 and its patients were transferred to another nonaffiliated provider. Net liabilities of the Medicare agencies at June 30, are as follows:

                                          1999          1998
                                         -------      --------
        Cash                           $   6,000     $  32,000
        Accounts receivable, net         299,000       842,000
        Prepaid expenses and other           -           4,000
        Property and equipment, net          -          10,000
        Accounts payable                 (15,000)     (311,000)
        Accrued expense                 (196,000)     (605,000)
        Due to third-party payors       (454,000)     (713,000)
        Long-term debt, current portion      -          (2,000)
                                         -------      --------
                                       $(360,000)    $(743,000)
                                         =======      ========

  The  Medicare  agencies'  operations  had  revenues  of  $415,000   and
  $2,437,000 in 1999 and 1998, respectively and losses from operations of $311,000 and $1,025,000 in 1999 and 1998, respectively.


  NOTE Q - SUBSEQUENT EVENTS

  On June 17, 1999, the Company entered into a Master Factoring Agreement (the "Agreement") with Oxford Commercial Funding, LLC. Under the terms of the agreement, Oxford will advance 80% of the Net Diluted Value of eligible accounts receivable, without recourse. The purchaser's fee is .375% of the face value of each invoice every five days for a maximum of 90 days. The purchaser's fee is subject to adjustment if certain minimum terms are not maintained. The proceeds of the initial advance under this agreement were taken on July 1, 1999, and were used to satisfy the Company's secured bank debt.

  On September 17, 1999, the Company and Oxford agreed on new terms under the Agreement. Under these terms the purchaser's fee was replaced by an interest rate of prime + 3.5%: the agreement is for a one-year term.