Form 10QSB
period 1999-09-30
HELP AT HOME INC
filed 1999-11-19
CIK 1001109

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                               FORM 10-QSB

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1999
                      Commission File No. 033-97034


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

   Common Stock, par value $.02 per share, 1,869,375 shares outstanding as of November 19, 1999

  Transitional Small Business Disclosure Format: Yes   No [X]

                              Help at Home, Inc.
                                  Index

  PART I.        FINANCIAL INFORMATION

  ITEM 1.        FINANCIAL STATEMENTS

                 Consolidated Balance Sheet at
                 September 30, 1999                                3

                 Consolidated Statements of Income
                 for the three months ended
                 September 30, 1999 and 1998                       4

                 Consolidated Statements of Cash Flows
                 for the three months ended                        5
                 September 30, 1999 and 1998

                 Notes to the Consolidated Financial Statements    6

  ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS     7

  PART II:       OTHER INFORMATION                                13

  ITEM 1.        LEGAL PROCEEDINGS                                13

  ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS        13

  ITEM 3.        DEFAULTS UPON SENIOR SECURITIES                  13

  ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF
                 SECURITY HOLDERS                                 13

  ITEM 5.        OTHER INFORMATION                                13

  ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                 13

                 SIGNATURES                                       14

                            HELP AT HOME, INC.
                       Consolidated Balance Sheet

                                                    September 30
                                                       1999
                                                    (Unaudited)
                                                    ----------
                        Assets
  Current Assets:
       Cash and cash equivalents                   $   634,000
       Accounts receivable (net of allowance
          for doubtful accounts of $2,061,000)       6,821,000
       Prepaid expenses and other current
          assets                                       285,000
       Income tax receivable                            50,000
       Deferred income taxes - current                 156,000
                                                    ----------
            Total Current Assets                     7,946,000
  Furniture and equipment, net                         135,000
  Due from officer                                     146,000
  Other assets                                          88,000
                                                    ----------
            Total Assets                           $ 8,315,000
                                                    ==========
        Liabilities and Stockholders' Deficit
  Current Liabilities:
       Accounts payable                            $   625,000
       Accrued expenses and other current
         liabilities                                 6,967,000
       Due to third party payors                       454,000
       Current maturities of short-term debt           198,000
       Deferred income taxes - current                 156,000
                                                    ----------
            Total Current Liabilities                8,400,000


  Preferred stock, par value $.01 per share;
     1,000,000 shares authorized, none issued
     or outstanding
  Common stock, par value $.02 per share;
     14,000,000 shares authorized, 1,869,375
     issued and outstanding                             37,000
  Additional paid in capital                         3,694,000
  Deficit                                           (3,816,000)
                                                    ----------
         Total Stockholders' Deficit                   (85,000)
         Total Liabilities and
            Stockholders' Deficit                  $ 8,315,000
                                                    ==========

  The accompanying notes to these consolidated financial statements are an integral part hereof.

                            HELP AT HOME, INC.
                    Consolidated Statements of Income
                               (Unaudited)

                                   Three Months Ended September 30
                                         1999            1998
                                      ----------     ----------
  Service fees                       $ 7,931,000    $ 6,659,000

  Direct costs of services             5,395,000      4,554,000
                                      ----------     ----------
  Gross margin                         2,536,000      2,105,000

    Selling, general and
     administrative expenses           2,381,000      1,967,000
                                      ----------     ----------
  Income from operations
     before income taxes                 155,000        138,000

  Income tax expense                      44,000         37,000
                                      ----------     ----------
  Net Income                         $   111,000    $   101,000
                                      ==========     ==========

  Basic and diluted
    earnings per share               $       .06    $       .05
                                      ==========     ==========
  Weighted average number of
       common shares                   1,869,375      1,869,375

    The accompanying notes to these consolidated financial statements are an integral part hereof.

                            HELP AT HOME, INC.
                    Consolidated Statement of Cash Flows
                               (Unaudited)

                                           Three Months Ended September 30
                                                  1999         1998
                                              ----------     --------
  Cash flows from operating activities:
       Net income                            $   111,000    $ 101,000
       Adjustments to reconcile net income
         to net cash provided by operating
         activities:
          Depreciation                            21,000       24,000
          Bad Debt Expense                       238,000
          Deferred income taxes                      -        (25,000)
       Changes in:
          Accounts receivable                   (277,000)     (94,000)
          Prepaid expenses and other
           current assets                       (162,000)      29,000
          Accounts payable                        51,000       33,000
          Other current liabilities            1,865,000      301,000
                                              ----------     --------
       Net cash provided by
          operating activities                 1,847,000      369,000

  Cash flows from investing activities:
       Acquisition of property                   (18,000)     (21,000)
       (Increase) in shareholder loan                -         (3,000)
                                              ----------     --------
       Net cash used in investing activities     (18,000)     (24,000)

  Cash flows from financing activities:
       Proceeds from short-term debt           1,637,000          -
       Repayment of short-term debt           (1,439,000)         -
       Repayment of long-term debt            (1,607,000)     ( 4,000)
                                              ----------     --------
       Net cash used in
          financing activities                (1,409,000)      (4,000)
  Net increase in cash and
     cash equivalents                            420,000      341,000
  Cash and cash equivalents:
       Beginning of period                       214,000      412,000
                                              ----------     --------
       End of period                         $   634,000    $ 753,000
                                              ==========     ========
  Supplemental disclosure of cash flow
    information:
       Cash payments for:
            Interest                         $   152,000    $ 173,000
            Income taxes                             -            -


    The accompanying notes to these consolidated financial statements are an integral part hereof.

                            HELP AT HOME, INC.

         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  Note 1:   Basis of Presentation

  These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Help at Home, Inc.'s (the Company) annual Report on Form-KSB for the fiscal year ended June 30, 1999 (1999 Form 10-KSB). The following Notes to the Unaudited Consolidated Financial Statements highlight the significant changes to those Notes included in the 1999 Form 10-KSB and such interim disclosures as required by the Securities and Exchange Commission. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles but is not required for interim reporting purposes has been omitted. The accompanying unaudited Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The financial results for interim periods may not be indicative of financial results for the full year.

  Note 2:   Debt

  On June 17, 1999, the Company entered into a Master Factoring Agreement (the "Agreement") with Oxford Commercial Funding LLC. ("Oxford"). Under the terms of the Agreement, Oxford will advance 80% of the Net Diluted Value of eligible accounts receivable, as defined in the agreement, without recourse. The purchasers fee is .375% of the face value of each invoice every five days for a maximum of 90 days. The purchasers fee is subject to adjustment if certain minimum terms, as defined in the agreement, are not maintained. The proceeds of the initial advance under the Agreement were received on July 1, 1999 and were used to satisfy the Company's secured bank debt with Harris Bank.

  The Company entered into a revised Master Factoring Agreement, dated August 25, 1999 with Oxford. Under the terms of the revised agreement, the purchaser's fee was replaced by an interest rate of prime + 3.5%. The Agreement is for a one-year term.

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

  Termination  and  Benefits  Agreements.    As  of  October,  1997   the
  Company's Compensation Committee established a termination and benefits policy with respect to key executive employees which provides for payment of severance and benefits to promote adherence to the Company's non-competition policies in the event of involuntary termination without cause and/or a change in control. As of March 1, 1998 the Company entered into an employment agreement with the Chief Operating Officer. In the event of a change in control the maximum aggregate salary commitment for this employee would be approximately $390,000.

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

  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  OVERVIEW:

  Help at Home, Inc. (The "Company") provides general homemaker and respite services to the elderly, medically fragile and disabled in their homes. The Company has engaged in the provision of unskilled homemaker services for over two decades. Help at Home operates 28 locations in Illinois, Missouri, Indiana, Alabama, Arkansas and Mississippi. The Company derives a significant portion of its revenues from 28 contracts with the Illinois Department on Aging. Similarly, the Company contracts with other state, regional and municipal agencies for the provision of custodial home care services.

  The Company's Board of Directors elected to discontinue Medicare home health operations and adopted a disposition plan as of June 30, 1998 which calls for the sale or closure of the Company's Medicare home health agencies (Homemakers of Montgomery, Inc., Lakeside Home Health Agency, Inc. [IL], Lakeside Home Health Agency, Inc. [MO], and Rosewood Home Health, Inc. In connection with the Company's decision to discontinue Medicare home health services, Lakeside Home Health Agency, Inc. (IL) ceased operations as of August 31, 1998. Certain assets of Homemakers of Montgomery, Inc. were sold as of October 9, 1998 and that entity's patients were simultaneously transferred to a non-affiliated provider. Rosewood Home Health, Inc. was closed as of October 30, 1998 and its patients transferred to another non-affiliated provider. Lakeside Home Health Agency, Inc. (MO) was closed on December 12, 1998 and its patients transferred to another non-affiliated provider.

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

  This report covers the Company's operations for the first quarter of its 2000 fiscal year which will end on June 30, 2000. References herein to the first quarter of 2000 are specifically intended to relate to the quarter ended September 30, 1999, while references to the first quarter of 1999 are specifically intended to relate to the quarter ended September 30, 1998.

  THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998:

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

                 Alabama           Illinois          Missouri        Mississippi        Total
              1999     1998     1999     1998     1999     1998     1999    1998     1999    1998
              -----    -----    -----    -----    -----    -----    -----   -----    -----   -----
  Revenues   $  629   $  884   $5,839   $4,576   $  362   $  311   $1,101  $  888   $7,931  $6,659
  Direct
   Costs        440      665    3,927    3,062      238      182      790     645    5,395   4,554
              -----    -----    -----    -----    -----    -----    -----   -----    -----   -----
  Gross
   Margin       189      219    1,912    1,514      124      129      311     243    2,536   2,105

  Operating
   Expenses     123      137      951      801       49      112      215     282    1,338   1,332
              -----    -----    -----    -----    -----    -----    -----   -----    -----   -----
  Operating
   income
   (loss)        66       82      961      713       75       17       96     (39)   1,198     773
              -----    -----    -----    -----    -----    -----    -----   -----    -----   -----
  Net Income
   (loss)    $   66   $   82   $  961   $  713   $   75   $   17   $   96  $  (39)  $1,198  $  773
              =====    =====    =====    =====    =====    =====    =====   =====    =====   =====
  Total
   Assets    $1,368   $1,436   $3,283   $3,444   $1,495   $1,568   $1,254  $1,316   $7,400  $7,764
              =====    =====    =====    =====    =====    =====    =====   =====    =====   =====

  Reconciliation of segments' operating income to the consolidated net income
  (loss) is as follows:
                                                 1999          1998
                                                 -----         -----
  Segments' operating income                    $1,198        $  773
  Less:
        Income tax expense                          44            37
        Corporate overhead expense               1,043           635
                                                 -----         -----
  Net income (loss)                             $  111        $  101
                                                 =====         =====

  Reconciliation of segments' total assets to consolidated net assets is as follows:

  Segments Total Assets                         $7,400        $7,764
  Plus:
     Corporate/support entities' total assets      915         1,128
                                                 -----         -----
            Total Assets                        $8,315        $8,892
                                                 =====         =====

  Client Service Revenue: Revenues derived from services to the Company's clients for the three months ended September 30, 1999 grew to approximately $7.9 Million reflecting an increase of approximately $1.3 Million or 19% over the first quarter from the same quarter last year.

  Approximately $7.1 Million, or 90%, of the Company's revenues for the first quarter of 2000 were derived from contracts pursuant to which the Company provides custodial services to clients in their homes. For the same quarter of fiscal 1999, contract services represented $5.8 Million or 88% of total revenues. Approximately $793,000, or 10%, of the Company's first quarter 2000 revenue was derived from commercial payors, institutional staffing arrangements, and private pay arrangements as compared to $837,000 or 12% for the same quarter of 1999.

  A comparison of the first quarter of fiscal 2000 as contrasted to the same period in fiscal 1999, by state, shows the greatest revenue growth ($1,263,000 or 27%) in Illinois, followed by Mississippi ($213,000 or 24%) and Missouri ($51,000 or 16%). Alabama revenues declined by $255,000 or 29% from 1999 to 2000 due to the Company's decision to de-emphasize unprofitable services.

  Approximately 66% ($839,000) of the fiscal 2000 growth in revenue was derived from services provided to clients of the Illinois Department on Aging("IDOA"). Services to IDOA clients amounted to 64% of consolidated revenues for the first quarter of fiscal 2000 versus 60% of consolidated revenues for the first quarter of 1999. The Company realized, as of July 1, 1999, a 7.8% rate increase for all services provided to IDOA clients.

  Direct Costs of Providing Services: Direct costs of providing services to clients, comprised entirely of wages and related expenses paid to field staff members, were $5,395,000 (68% of revenues) for the three months ended September 30, 1999 versus $4,554,000 (68% of revenues)for the same quarter one year earlier. The increase of $641,000 (14%) is attributable primarily to the increase in service volume during the quarter. A comparison of direct costs by segment shows that, as a percentage of revenues, Illinois direct costs remained unchanged at 67% quarter to quarter. Alabama direct costs were 70% for the fiscal year 2000 quarter compared to 75% for the corresponding quarter in fiscal 1999. The 5% improvement in performance is attributed to the Company's
  exit from certain  rural areas that  had  higher wage rates.   Missouri
  direct costs were 66% of revenues for the quarter ended September 30, 1999 versus 59% of revenues for the same quarter one year earlier which was partially attributable to an increase in revenue and partially attributable to increased wages necessitated by labor market conditions. Mississippi direct costs were 72% of revenues for the 2000 quarter versus 73% for the same quarter in fiscal 1999.

  The gross margin on services grew by $431,000 in fiscal 2000 and reached approximately $2.5 Million as compared to approximately $2.1 Million for the same quarter in fiscal 1999. Gross margin contributions by state include $1,912,000 for Illinois (compared to $1,514,00 for the same quarter last year), $189,000 for Alabama (as compared to $219,000 for the same quarter last year), $124,000 for Missouri (as compared to $129,000 for the same quarter last year) and $311,000 for Mississippi (as compared to $243,000 for the same quarter last year).

  Selling, General and Administrative Expense: Overall selling, general and administrative expenses increased by $414,000 for the first quarter of fiscal 2000 moving from $1,967,000 in fiscal 1999 to $2,381,000 in fiscal 2000. In general, the increase is related to increases in bad debt accruals and by additional interest expenses. Expense reductions occured in the operating offices and were the result of a cost containment/expense reduction campaign in the offices and consolidation of unprofitable locations.

  Selling, general and administrative expense for the first quarter of fiscal 2000 represented 28% of revenues as compared to 30% of revenues for the same quarter in fiscal 1999. The improvement enabled a pre-tax income contribution of $343,000 versus a pre-tax income contribution of $138,000 for the same quarter last year.

  Administrative salaries and benefits decreased by $11,000 for the quarter to $972,000 versus $983,000 for the same period one year earlier. The decrease is attributable to a reduction of administrative personel in Alabama and Mississippi. Professional fees and insurance expenses grew by $138,000 to $290,000 during the quarter with the majority of the increase attributable to higher Worker's Compensation and liability insurance premiums due to the increase in business. Occupancy expenses decreased from 417,000 in fiscal 1999 to $271,000 in fiscal 2000 with the majority of the decrease due to the reduction of locations in Alabama and Mississippi. Travel and entertainment expenses increased by approximately $5,000 during the first quarter of 2000, moving from $59,000 to 64,000. The slight increase was due to increase travel expenses middle management as a result of expansion in Missouri. Bad debt expenses increased by $138,000 from $100,000 to 238,000 due primarily to service volume increases which form the basis for calculation of bad debt expense reserves.


  With respect to the Company's identified segments, Illinois operations experienced a $150,000 increase in overall operating expenses moving from $801,000 to $951,000 quarter to quarter. The increase is due to increased volume and an increase in the bad debt reserve Alabama operating expenses decreased by $14,000 from 1999 to 2000 due to the consolidation of several offices. Missouri operating expenses decreased by $63,000 from $112,000 in the first quarter of fiscal 1999 to $49,000 in the first quarter of fiscal 2000. The decrease was attributable to a reduction in middle level management and consolidation of office positions. Mississippi operating expenses decreased by $67,000. The decrease was attributed to the consolidation of offices and reduction in administrative staff.

  Earnings: Net income of $111,000 in the first quarter of 2000 compares to net income of $101,000 for the same quarter last year. Earnings per share of common stock were $.06 and $.05 for the quarters, respectively. The EPS calculation is based on the computational guidelines for earnings per share information contained in the FASB Statement of Financial Accounting Standards No. 128, "Earning Per Share." The Company has 1,638,750 Warrants outstanding as a result of its initial public offering.

  LIQUIDITY AND CAPITAL RESOURCES:

  The Company's basic cash requirements are for operating expenses, generally comprised of labor, occupancy and administrative costs. The Company relied in fiscal 2000 on approximately $1.6 Million of new borrowings under its existing credit facility to augment cash flow from operations for business expansion. The Company's secured debt obligations total approximately $198,000 as of September 30, 1999. Total working capital deficit was at ($454,000) as of September 30, 1999 versus $1.7 million as of the same date in 1998.

  Cash provided by operations in fiscal 2000 was $1,847,000 versus 369,000 for the same quarter in fiscal 1999.

  The Company had approximately $634,000 of cash on hand as of September 30, 1999 as contrasted to $753,000 of cash on hand at September 30, 1998. Based on the Company's operating projections, cash flows from established operations should be sufficient to fund existing business locations during the remainder of the fiscal year.

  The Company presently has 1,638,750 Warrants outstanding with an exercise price of $6.00. The Warrants can be exercised at any time prior to December 5, 2000 and can be called anytime after December 5, 1996 provided the closing price of the Company's Common Stock is equal to or greater than $9.00 for ten consecutive trading days. The Company could realize a maximum of approximately $9.8 Million from the exercise of its Warrants. There can be no assurance, however, that the closing price of the Company's common stock will reach a level sufficient to precipitate exercise of the Warrants. As of the close of business November 18, 1999, the closing price of the Common Stock on the NASDAQ Stock Market was $1.00.

  PART II.  OTHER INFORMATION

  ITEM 1.   LEGAL PROCEEDINGS

  The Company is not a party to any legal proceedings which it believes may have a materially adverse effect on the Company's financial condition or results of operations.


  ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

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


            HELP AT HOME, INC.

            Registrant


            Date:          November 19, 1999   /s/ Louis Goldstein
                                               Louis Goldstein
                                               Chairman/CEO

            Date:          November 19, 1999   /s/ Joel Davis
                                               Joel Davis
                                               Chief Operating Officer