Form 10QSB
period 1999-12-31
HELP AT HOME INC
filed 2000-02-08
CIK 1001109

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-QSB
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 1999
                     Commission File No. 033-97034

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

    Common  Stock,   par  value  $.02  per   share,  1,869,375  shares
    outstanding as of February 4, 2000

    Transitional Small Business Disclosure Format: Yes   No [X]

                                Help at Home, Inc.

                                   Index

    PART I. FINANCIAL INFORMATION

    ITEM 1.      FINANCIAL STATEMENTS

                      Consolidated Balance Sheet at
                      December 31, 1999                                3

                      Consolidated Statements of Income
                      for the three months ended
                      December 31, 1999 and 1998                       4

                      Consolidated Statements of Income
                      for the Six months ended December 31,
                      1999 and 1998                                    5

                      Consolidated Statements of Cash Flows
                      for the six months ended
                      December 31, 1999 and 1998                       6

                      Notes to the Consolidated Financial Statements   7

    ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS        8

    PART II:      OTHER INFORMATION                                   13

    ITEM 1.       LEGAL PROCEEDINGS                                   13

    ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS           13

    ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                     13

    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                    13

    ITEM 5.       OTHER INFORMATION                                   13

    ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                    13

                  SIGNATURES                                          14

                               HELP AT HOME, INC.
                          Consolidated Balance Sheet
                                                            December 31
                                                                1999
                                                            (Unaudited)
                                                            -----------
                                      Assets
             Current Assets:
                   Cash and cash equivalents                $   806,000
                   Accounts receivable (net of allowance
                      for doubtful accounts of $2,061,000)    5,380,000
                   Prepaid expenses and other current
                      assets                                    258,000
                   Income tax receivable                         30,000
                   Deferred income taxes - current              150,000
                   A/R Financing                              2,795,000
                                                             ----------
                        Total Current Assets                  9,419,000

             Furniture and equipment, net                       115,000
              Due from officer                                  153,000
              Other assets                                       88,000
                                                             ----------
                        Total Assets                        $ 9,775,000
                                                             ==========
                   Liabilities and Stockholders' Deficit
             Current Liabilities:
                   Accounts payable                         $   776,000
                   Accrued expenses and other current
                     liabilities                              8,117,000
                   Due to third party payors                    454,000
                   Current maturities of short-term debt          3,000
                   Deferred income taxes - current              150,000
                                                             ----------
                        Total Current Liabilities             9,500,000

              Preferred stock, par value $.01 per share;
                 1,000,000 shares authorized, none issued
                 or outstanding                                     -
              Common stock, par value $.02 per share;
                 14,000,000 shares authorized, 1,869,375
                 issued and outstanding                          37,000
              Additional paid in capital                      3,694,000
              Deficit                                        (3,456,000)
                                                             ----------
           Total Stockholders' Equity                           275,000
           Total Liabilities and
              Stockholders' Deficit                         $ 9,775,000
                                                             ==========

        The accompanying notes to these consolidated financial statements are an integral part hereof.

                             HELP AT HOME, INC.
                     Consolidated Statements of Income
                                (Unaudited)

                                              Three Months Ended December 31
                                                   1999             1998
                                                ----------       ----------
  Service fees                                 $ 8,020,000      $ 6,992,707
  Direct costs of services                       5,317,000        4,694,827
                                                ----------       ----------
  Gross margin                                   2,703,000        2,297,880

  Selling, general and
   administrative expenses                       2,105,000        2,071,050
                                                ----------        ---------
  Income from operations
    before income taxes                            598,000          226,830

  Income tax expense                               239,000           90,840
                                                ----------        ---------
  Net Income                                   $   359,000       $  135,990
                                                ==========        =========

  Basic and diluted
  earnings per share                           $       .19       $      .07
                                                ==========        =========
  Weighted average number of
    common shares                                1,869,375        1,869,375


     The accompanying notes to these consolidated financial statements are an integral part hereof.


                             HELP AT HOME, INC.
                     Consolidated Statements of Income
                                (Unaudited)


                                               Six Months Ended December 31
                                                  1999             1998
                                                ----------       ----------
  Service fees                                 $15,951,000      $13,652,000

  Direct costs of services                      10,711,000        9,249,000
                                                ----------       ----------
  Gross margin                                   5,240,000        4,403,000

  Selling, general and
   administrative expenses                       4,486,000        4,038,000
                                                ----------       ----------
  Income from operations
   before income taxes                             754,000          365,000

  Income tax expense                               283,000          128,000
                                                ----------       ----------
  Net Income                                   $   471,000      $   237,000
                                                ==========       ==========

  Basic and diluted
  earnings per share                           $       .25      $       .13
                                                ==========       ==========
  Weighted average number of
  common shares                                  1,869,375        1,869,375

     The accompanying notes to these consolidated financial statements are an integral part hereof.


                            HELP AT HOME, INC.
                   Consolidated Statement of Cash Flows
                                (Unaudited)

                                               Six Months Ended December, 31
                                                   1999             1998
                                                ----------       ----------
    Cash flows from operating activities:
         Net income                            $   470,000      $   234,000
         Adjustments to reconcile net income
           to net cash provided by operating
           activities:
            Depreciation                            42,000           25,000
            Bad Debt Expense                       357,000             -
            Deferred income taxes                  (24,000)         (65,000)
         Changes in:
            Accounts receivable                  1,162,000        (1,138,00)
            Prepaid expenses and other
             current assets                       (135,000)          39,000
            Accounts payable                       228,000          160,000
            Other current liabilities            2,798,000          992,503
                                                ----------       ----------
         Net cash provided by
            operating activities                 4,898,000          392,788

    Cash flows from investing activities:
         Acquisition of property                   (20,000)         ( 8,000)
         (Increase) in shareholder loan             (7,000)          (6,000)
                                                ----------       ----------
         Net cash used in investing activities     (27,000)         (15,000)

    Cash flows from financing activities:
         Proceeds from short-term debt           1,637,000             -
         Repayment of short-term debt           (4,309,000)            -
         Repayment of long-term debt            (1,607,000)        (357,000)
                                                ----------       ----------
         Net cash used in
          financing activities                  (4,279,000)        (357,000)
    Net increase in cash and
         cash equivalents                          592,000           21,000
    Cash and cash equivalents:
         Beginning of period                       214,000          412,000
                                                ----------       ----------
         End of period                         $   806,000      $   433,000
                                                ==========       ==========
    Supplemental disclosure of cash flow
      information:
         Cash payments for:
              Interest                         $   152,000      $   194,000
              Income taxes                            -                -

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

  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  OVERVIEW:

  Help at Home, Inc. (The "Company") provides general homemaker and respite services to the elderly, medically fragile and disabled in their homes. The Company has engaged in the provision of unskilled homemaker services for over two decades. Help at Home operates 27 locations in Illinois, Missouri, Indiana, Alabama, and Mississippi. The Company derives a significant portion of its revenues from 28 contracts with the Illinois Department on Aging. Similarly, the Company contracts with other state, regional and municipal agencies for the provision of custodial home care services.

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

  This report covers the Company's operations for the second quarter of its 2000 fiscal year which will end on June 30, 2000. References herein to the second quarter of 2000 are specifically intended to relate to the quarter ended December 31, 1999, while references to the second quarter of 1999 are specifically intended to relate to the quarter ended December 31, 1998.

  THREE MONTHS  ENDED DECEMBER 31, 1999   COMPARED TO  THE THREE   MONTHS
  ENDED DECEMBER 31, 1998:

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

                 Alabama       Illinois      Missouri     Mississippi        Total
               1999   1998   1999    1998   1999   1998   1999   1998     1999   1998
              -----  -----   -----   -----  ----- -----   -----  -----    -----  -----
  Revenues     $660   $844  $5,814  $4,869  $429   $328  $1,117   $952   $8,020 $6,993
    Direct
     Costs      461    584   3,791   3,227   271    203     793    681    5,316  4,695
              -----  -----   -----   -----  ----- -----   -----  -----    -----  -----
    Gross
     Margin     199    260   2,023   1,642   158    125     324    271    2,704  2,298

    Operating
     Expenses   116    131     816     890   147    114     257    324    1,336  1,459
              -----  -----   -----   -----  ----- -----   -----   -----   -----  -----
    Operating
     income
     (loss)      83    129    1207     752    11     11      67    (53)   1,368    839
              -----  -----   -----   -----  -----  ----    ----   -----   -----   ----
    Net Income
     (loss)    $ 83   $129   $1207   $ 752  $ 11    $11    $ 67   $(53)  $1,368   $839
              =====  =====   =====   =====  ===== =====   =====   =====   =====  =====
    Total
     Assets  $1,287 $1,892  $2,208 $4,655  $1,543  $613    $858 $1,353   $5,896 $8,523
              =====  =====   =====  =====   ===== =====    ====  =====    =====  =====

  Reconciliation of segments' operating income to the consolidated net income (loss) is as follows:
                                               1999          1998
                                               -----         -----
    Segments' operating income                $1,368        $  839
    Less:
          Income tax expense                     239            97
          Corporate overhead expense             770           606
                                               -----         -----
    Net income (loss)                         $  359        $  136
                                               =====         =====

    Reconciliation of segments' total assets to consolidated net assets is as follows:

    Segments Total Assets                     $5,896        $8,523
    Plus:
     Corporate/support entities' total assets  3,839         1,116
                                               -----         -----
              Total Assets                    $9,735        $9,639
                                               =====         =====

  Client Service Revenue: Revenues derived from services to the Company's clients for the three months ended December 31, 1999 grew to approximately $8.0 Million reflecting an increase of approximately $1.0 Million or 12% over the second quarter from the same quarter last year.

  Approximately $7.2 Million, or 90%, of the Company's revenues for the Second quarter of 2000 were derived from contracts pursuant to which the Company provides custodial services to clients in their homes. For the same quarter of fiscal 1999, contract services represented $6.2 Million or 88% of total revenues. Approximately $798,000, or 10%, of the Company's second quarter 2000 revenue was derived from commercial payors, institutional staffing arrangements, and private pay arrangements as compared to $840,000 or 12% for the same quarter of 1999.

  A comparison of the second quarter of fiscal 2000 as contrasted to the same period in fiscal 1999, by state, shows the greatest revenue growth ($101,000 or 23%) in Missouri, followed by Illinois ($945,000 or 19%) and Mississippi ($165,000 or 15%). Alabama revenues declined by
  $184,000 or 22%  from 1999  to 2000 due  to the  Company's decision  to
  reduce locations and    service areas.

  Approximately 59% ($582,000) of the fiscal 2000 growth in revenue was derived from services provided to clients of the Illinois Department on Aging("IDOA"). Services to IDOA clients amounted to 64% of consolidated revenues for the second quarter of fiscal 2000 versus 59% of consolidated revenues for the second quarter of 1999. The Company realized, as of July 1, 1999, a 7.8% rate increase for all services provided to IDOA clients.

  Direct Costs of Providing Services: Direct costs of providing services to clients, comprised entirely of wages and related expenses paid to field staff members, were $5,316,000 (67% of revenues) for the three months ended December 31, 1999 versus $4,695,000 (67% of revenues)for the same quarter one year earlier. The increase of $621,000 (12%) is attributable primarily to the increase in service volume during the quarter. A comparison of direct costs by segment shows that, as a percentage of revenues, Illinois direct costs were at 65% compared to 66% for the previous quarter. Alabama direct costs were 74% for the fiscal year 2000 quarter compared to 70% for the corresponding quarter in fiscal 1999. The 4% decrease in performance is attributed to the Company's increased labor costs. Missouri direct costs were 63% of revenues for the quarter ended December 31,1999 versus 62% of revenues for the same quarter one year earlier. Mississippi direct costs were 71% of revenues for the 2000 quarter and for the same quarter in fiscal 1999.

  The gross margin on services grew by $366,000 in fiscal 2000 and reached approximately $2.7 Million as compared to approximately $2.3 Million for the same quarter in fiscal 1999. Gross margin contributions by state include $2,023,000 for Illinois (compared to $1,642,000 for the same quarter last year), $199,000 for Alabama (as compared to $260,000 for the same quarter last year), $158,000 for Missouri (as compared to $260,000 for the same quarter last year) and $324,000 for Mississippi (as compared to $271,000 for the same quarter last year).

  Selling, General and Administrative Expense: Overall selling, general and administrative expenses decreased by $38,000 for the second quarter of fiscal 2000 moving from $2,071,000 in fiscal 1999 to $2,033,000 in fiscal 2000. In general, the decrease is related to decreases in interest from short term debt. Additionally, expense reductions occured in the operating offices and were the result of a cost containment/expense reduction campaign in the offices and consolidation of unprofitable locations.

  Selling, general and administrative expense for the second quarter of fiscal 2000 represented 25% of revenues as compared to 30% of revenues for the same quarter in fiscal 1999. The improvement enabled a pre-tax income contribution of $598,000 versus a pre-tax income contribution of $227,000 for the same quarter last year.

  Administrative salaries and benefits decreased by $42,000 for the quarter to $948,000 versus $990,000 for the same period one year earlier. The decrease is attributable to a reduction of administrative personel in the corporate office. Professional fees and insurance expenses grew by $13,000 to $241,000 during the quarter with the majority of the increase attributable to higher Worker's Compensation and liability insurance premiums due to the increase in business. Occupancy expenses decreased from $262,000 in fiscal 1999 to $239,000 in fiscal 2000 with the majority of the decrease due to the relocation of several offices to less expensive locations. Travel and entertainment expenses increased by approximately $5,000 during the second quarter of 2000, moving from $49,000 to 54,000. The slight increase was due to increased corporate travel expenses. Bad debt expenses increased by $16,000 from $103,000 to 119,000 due primarily to service volume increases which form the basis for calculation of bad debt expense reserves.

  With respect to the Company's identified segments, Illinois operations experienced a $74,000 decrease in overall operating expenses moving from $890,000 to $816,000 quarter to quarter. The decrease is due to cost containment measures, implemented for office supplies and equipment Alabama operating expenses decreased by $15,000 from 1999 to 2000 due to the consolidation of several offices. Missouri operating expenses increased by $33,000 from $114,000 in the second quarter of fiscal 1999 to $147,000 in the second quarter of fiscal 2000. The increase was attributable to the opening of a new office in Columbia Mo. Mississippi operating expenses decreased by $67,000. The decrease was attributed to the consolidation of offices and reduction in administrative staff.

  Earnings: Net income of $359,000 in the second quarter of 2000 compares to net income of $136,000 for the same quarter last year. Earnings per share of common stock were $.19 and $.07 for the quarters, respectively. The EPS calculation is based on the computational guidelines for earnings per share information contained in the FASB Statement of Financial Accounting Standards No. 128, "Earning Per Share." The Company has 1,638,750 Warrants outstanding as a result of its initial public offering.

    SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE SIX MONTHS ENDED
    DECEMBER 31, 1998.

                Alabam            Illinois        Missouri        Mississippi          Total
             1999     1998      1999    1998   1999     1998     1999    1998      1999     1998
            ------  ------    ------  ------   -----   -----   ------   -----    ------   ------
  Revenues  1,289   $1,728   $11,653  $9,445   $791    $ 638   $2,218  $1,840   $15,951  $13,651
  Direct
   Costs      901    1,249     7,718   6,289    509      385    1,583   1,326    10,711    9,249
            ------  ------    ------  ------   -----   -----   ------   -----    ------   ------
  Gross
   Margin     388      479     3,935   3,156    282      253      635     514     5,240    4,402

  Operating
   Expenses   239      268     1,767   1,689    196      227      472     606     2,674    2,790
            ------  ------    ------  ------   -----    ----   ------   -----    ------   ------
  Operating
   income
   (loss)     149      211     2,168   1,467     86       26      163     (92)    2,566    1,612

  Net Income
   (loss)   $ 149   $  211   $ 2,168  $1,467  $  86    $  26   $  163   $  92   $ 2,566   $1,612
            ======  ======    ======  ======   ====     ====   ======   =====   =======   ======
  Total
   Assets  $1,287   $1,892    $2,208  $4,665 $1,543     $613   $  858  $1,353    $5,896  $ 8,523
           ======   ======    ======  ======  =====    =====   ======   =====    ======   ======

  Reconciliation of segments' operating income to the consolidated net gain (loss) is as follows:
                                            1999       1998
                                           ------     ------
  Segments' operating income              $ 2,566   $  1,612
  Less:
       Income tax expense                     283        128
       Corporate overhead expense           1,812      1,247
                                           ------     ------
  Net income (loss)                       $   471    $   237
                                           ======     ======

  Reconciliation of segments' total assets to consolidated net assets is as follows:

  Segments Total Assets                   $ 5,896     $ 8,523

  Plus:
  Corporate/support entities' total assets  3,839       1,116
                                           ------      ------
       Total Assets                       $ 9,735     $ 9,639
                                           ======      ======


  Client Service Revenue: Revenues derived from services to the Company's clients for the six months ended December 31, 1999 grew to approximately $516.0 Million reflecting an increase of $2.3 Million or 17% over the first two quarters of fiscal 1999.

  Approximately $14.4 Million, or 90%, of the Company's revenues for the first six months of fiscal 2000 were derived from contracts pursuant to which the Company provides custodial services to clients in their homes. For the same quarters of fiscal 1999, contract services represented $12.0 Million or 88% of total revenues. Approximately $1.6 Million, or 10%, of the Company's 2000 revenue was derived from commercial payors, institutional staffing arrangements, and private pay arrangements as compared to $1.6 Million or 12% for the same quarter of 1999.

  A comparison of the first six months of fiscal 2000 as contrasted to the same period in fiscal 1999, by state, shows the greatest revenue growth ($153,000 or 24%) in Missouri, followed by Illinois ($2.2 million or 23.3%)and Mississippi ($378,000 or 20.5%). Alabama revenues declined by $439,000 or 25% from 1999 to 2000 due to the Company's decision to consolidate offices and/or de-emphasize services in certain rural markets.

  Approximately 59% ($1.4 Million)of the fiscal 2000 growth in revenue was derived from services provided to clients of the Illinois Department on Aging ("IDOA"). Services to IDOA client amounted to 60% of consolidated revenues for the six months ended December 31, 1999 versus 59% for the same period last year. The Company realized, as of July 1, 1999, a 7.8% rate increase for all services provided to IDOA clients.

  Direct Costs of Providing Services: Direct costs of providing services to clients, comprised entirely of wages and related expenses paid to field staff members, were $10.7 Million (67% of revenues) for the six months ended December 31, 1999 versus $9.2 Million (68% of revenues)for the same period one year earlier. The increase of $1.5 Million (16%) is attributable entirely to the increase in service volume during the quarter. A comparison of direct costs by segment shows that, as a percentage of revenues, Illinois direct costs were 68% of revenues as compared to 67% for the same period one year earlier. Alabama direct costs were 70% for 2000 compared to 72% for the corresponding six month period in 1999. Missouri direct costs were 64% of revenues for the six months ended December 31, 1999 versus 60% of revenues for the same six month period one year earlier. Mississippi direct costs were 71% of revenues for 2000 versus 72% for the same two quarters in fiscal 1999.

  The gross margin on services grew by $800,000 in 2000 and reached $5.2 Million as compared to $4.4 Million for the same six months in fiscal 1999. Gross margin contributions by state include $3.9 Million for Illinois (compared to $3.2 for the same six months last year), $388,000 for Alabama (as compared to $480,000 for the same period last year), $282,000 for Missouri (as compared to $253,000 for the same period last year) and $635,000 for Mississippi (as compared to $514,000 for the same period last year).

  Selling, General and Administrative Expense: Overall selling, general and administrative expenses were $4.3 Million for the six month period ended December 31, 1999 versus $4.0 million for the same period last year.

  Selling, general and administrative expense for the six months ended December 31, 1999 represented 26% of revenues as compared to 30% of revenues for the same six month period in fiscal 1999. The proportionate improvement enabled a pre-tax income contribution of $754,000 versus pre-tax income of $365,000 on continuing operations for the same six months last year.

  Administrative salaries and benefits associated with operations decreased by $138,000 for the six months to $1,835,000 versus $1,973,000 for the same period one year earlier. The decrease is wholly attributable to corporate support staff expense reductions. Professional fees and insurance expenses grew by $455,000 to $718,292 during the six months due to higher insurance premiums as a result of expansion and fees associated with accounting and computer programming personell in order to restructure the finance department. Occupancy expenses decreased from $523,000 to 510,000 due to closing locations in Arkansas, Mississippi. Travel and entertainment expenses increased by
  $12,000 during the first six months of 2000, moving from $107,000, to $119,000 with the entirety of the increase attributable to increases in corporate travel expenses. Bad debt expenses increased by $156,000 from $203,000 to 359,000 due to service volume increases which form the basis for calculation of bad debt expense reserves. Depreciation and amortization expense decreased by $2000 to $44,000 for the six months.

  With respect to the Company's identified segments, Illinois operations experienced a $78,000 increase in overall operating expenses which grew from $1,689,000 to $1,767,000 for the six months ended December 31, 1999. The entirety of the growth is due to service volume growth in established locations. Alabama operating expenses decreased by $29,000 from 1999 to 2000 due to the continued reduction in office staff. Missouri operating expenses decreased by 14% in the first six months of 2000 due to the imposition of cost cutting measures. Mississippi operating expenses decreased by $134,000 to $472,000 during the first six months of 2000 reflecting the closure of low volume offices in that state.

  Earnings: Net income of $471,000 for the six months ended December 31, 1999 compares to a net income of $237,000 for the same six month period last year. Earnings per share of common stock were $.25 and $.13 for the six month periods, respectively. The EPS calculation is based on the computational guidelines for earnings per share information contained in the FASB Statement of Financial Accounting Standards No. 128, "Earning Per Share." The Company has 1,869,375 shares of Common Stock outstanding and 1,710,000 Warrants outstanding as a result of its initial public offering.

  LIQUIDITY AND CAPITAL RESOURCES:
  The Company's basic cash requirements are for operating expenses, generally comprised of labor, occupancy and administrative costs. The Company relied in fiscal 2000 on approximately $1.6 Million of new borrowings under its existing credit facility to augment cash flow from operations for business expansion. The Company's secured debt obligations total approximately $3,000 as of December 31, 1999. Total working capital deficit was at ($439,000) as of December 31, 1999 versus $1.7 million as of the same date in 1998.

  Cash provided by operations in fiscal 2000 was $3,051,000 versus 392,000 for the same quarter in fiscal 1999.

  The Company had approximately $806,000 of  cash on hand as of  December
  31, 1999 as contrasted to $433,000 of cash on hand at December 31,1998. Based on the Company's operating projections, cash flows from established operations should be sufficient to fund existing business locations during the remainder of the fiscal year.

  The Company presently has 1,638,750 Warrants outstanding with an exercise price of $6.00. The Warrants can be exercised at any time prior to December 5, 2000 and can be called anytime after December 5, 1996 provided the closing price of the Company's Common Stock is equal to or greater than $9.00 for ten consecutive trading days. The Company could realize a maximum of approximately $9.8 Million from the exercise of its Warrants. There can be no assurance, however, that the closing price of the Company's common stock will reach a level sufficient to precipitate exercise of the Warrants. As of the close of business the closing price of the Common Stock on the OTC/BB Stock Market was $1.00.


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


              HELP AT HOME, INC.

              Registrant


              Date:          February 07, 2000   /s/ Louis Goldstein
                                                 Louis Goldstein
                                                 Chairman/CEO

              Date:          February 07, 2000   /s/ Joel Davis
                                                 Joel Davis
                                                 Chief Operating Officer