Form 10QSB
period 2000-03-31
HELP AT HOME INC
filed 2000-05-10
CIK 1001109

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-QSB
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2000
                      Commission File No. 033-97034

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

     Indicate by checkmark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common  Stock,   par  value  $.02  per   share,  1,849,375  shares
     outstanding as of May 9, 2000.


     Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                             Help at Home, Inc.

                                    Index

     PART I. FINANCIAL INFORMATION

          ITEM 1.      FINANCIAL STATEMENTS

                       Consolidated Balance Sheet at
                       March 31, 2000                                   3

                       Consolidated Statements of Income
                       for the three months ended
                       March 31, 2000 and 1999                          4

                       Consolidated Statements of Income
                       for the Nine months ended March 31,
                       2000 and 1999                                    5

                       Consolidated Statements of Cash Flows
                       for the nine months ended
                       March 31, 2000 and 1999                          6

                       Notes to the Consolidated Financial Statements   7

     ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS        8

     PART II:      OTHER INFORMATION                                   13

     ITEM 1.       LEGAL PROCEEDINGS                                   13

     ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS           13

     ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                     13

     ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF
                   SECURITY HOLDERS                                    13

     ITEM 5.       OTHER INFORMATION                                   13

     ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                    13

                   SIGNATURES                                          14

                           HELP AT HOME, INC.
                      Consolidated Balance Sheet
                                                          March 31
                                                            2000
                                                         (Unaudited)
                                                         -----------
                                  Assets
         Current Assets:
               Cash and cash equivalents                $    817,000
               Accounts receivable (net of allowance
                  for doubtful accounts of $3,342,000)     8,310,000
               Prepaid expenses and other current
                  assets                                     269,000
               Income tax receivable                          30,000
               Deferred income taxes - current               150,000
               A/R Financing                               1,352,000
                                                          ----------
                    Total Current Assets                  10,928,000

         Furniture and equipment, net                        246,000
          Due from officer                                   156,000
          Other assets                                        88,000
                                                          ----------
                    Total Assets                        $ 11,418,000
                                                         ===========

               Liabilities and Stockholders' Deficit
         Current Liabilities:
               Accounts payable                          $ 1,946,000
               Accrued expenses and other current
                 liabilities                               8,065,000
               Due to third party payors                     454,000
               Current maturities of short-term debt           2,000
               Deferred income taxes - current               150,000
                                                          ----------
                    Total Current Liabilities             10,617,000
               Deferred income taxes - noncurrent            164,000
                                                          ----------
                    Total Liabilities                     10,781,000

          Preferred stock, par value $.01 per share;
             1,000,000 shares authorized, none issued
             or outstanding                                     -
          Common stock, par value $.02 per share;
             14,000,000 shares authorized, 1,869,375
             issued and outstanding                           37,000
          Additional paid in capital                       3,694,000
          Deficit                                         (3,094,000)
                                                          ----------
       Total Stockholders' Equity                            637,000
                                                          ----------
       Total Liabilities and
          Stockholders' Equity                           $11,418,000
                                                          ==========

    The accompanying notes to these consolidated financial statements are an integral part hereof.

                              HELP AT HOME, INC.
                      Consolidated Statements of Income
                                 (Unaudited)

                                               Three Months Ended March 31
                                                    2000          1999
                                                 ----------    ----------
   Service fees                                 $ 8,630,000   $ 6,916,000
   Direct costs of services                       5,604,000     4,742,000
                                                 ----------    ----------
   Gross margin                                   3,026,000     2,174,000

   Selling, general and
    administrative expenses                       2,401,000     1,956,000
                                                 ----------     ---------
   Income from operations
     before income taxes                            625,000       218,000

   Income tax expense                               263,000        87,000
                                                 ----------     ---------
   Net Income                                   $   362,000    $  131,000
                                                 ==========     =========
   Basic and diluted
   earnings per share                           $       .19    $      .07
                                                 ==========     =========
   Weighted average number of
     common shares                                1,849,375     1,869,375


      The accompanying notes to these consolidated financial statements are an integral part hereof.

                              HELP AT HOME, INC.
                      Consolidated Statements of Income
                                 (Unaudited)


                                                Nine Months Ended March 31
                                                    2000          1999
                                                 ----------    ----------
   Service fees                                 $24,581,000   $20,568,000

   Direct costs of services                      16,316,000    13,991,000
                                                 ----------    ----------
   Gross margin                                   8,265,000     6,577,000

   Selling, general and
    administrative expenses                       6,886,000     5,994,000
                                                 ----------    ----------
   Income from operations
    before income taxes                           1,379,000       583,000

   Income tax expense                               546,000       216,000
                                                 ----------    ----------
   Net Income                                   $   833,000   $   367,000
                                                 ==========    ==========

   Basic and diluted
   earnings per share                           $       .45   $       .20
                                                 ==========    ==========
   Weighted average number of
   common shares                                  1,869,375     1,869,375

      The accompanying notes to these consolidated financial statements are an integral part hereof.


                             HELP AT HOME, INC.
                    Consolidated Statement of Cash Flows
                                 (Unaudited)

                                              Nine Months Ended March, 31
                                                 2000             1999
                                               ---------       ----------
     Cash flows from operating activities:
          Net income                          $  833,000      $   368,000
          Adjustments to reconcile net income
            to net cash provided by operating
            activities:
             Depreciation                         70,000           72,000
             Current income taxes                 20,000          149,844
          Changes in:
             Accounts receivable               1,293,000       (1,760,000)
             Prepaid expenses and other
              current assets                    (146,000)          38,000
             Accounts payable                    168,000          373,000
             Other current liabilities         4,095,000        1,742,000
                                              ----------       ----------
          Net cash provided by
             operating activities              3,748,000          962,000

     Cash flows from investing activities:
          Acquisition of property               (176,697)         (36,000)
          (Increase) in shareholder loan         (10,000)          (9,000)
                                               ---------       ----------
          Net cash used in investing activities (187,000)         (45,000)

     Cash flows from financing activities:
          Repayment of short-term debt        (2,957,000)            -

          Repayment of long-term debt         (1,607,000)        (362,000)
                                              ----------       ----------
          Net cash used in
           financing activities               (2,957,000)        (362,000)
     Net increase in cash and
          cash equivalents                       604,000          555,000
     Cash and cash equivalents:
          Beginning of period                    214,000          412,000
                                              ----------       ----------
          End of period                      $   817,000      $   967,000
                                              ==========       ==========
     Supplemental disclosure of cash flow
       information:
          Cash payments for:
               Interest                      $   268,000      $   253,000
               Income taxes                            -             -

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

   This report covers the Company's operations for the third quarter of its 2000 fiscal year which will end on June 30, 2000. References herein to the third quarter of 2000 are specifically intended to relate to the quarter ended March 31, 2000, while references to the third quarter of 1999 are specifically intended to relate to the quarter ended March 31, 1999.

   THREE MONTHS  ENDED March 31, 2000   COMPARED TO  THE THREE   MONTHS
   ENDED March 31, 1999:

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

                   Alabama       Illinois      Missouri    Mississippi        Total
                2000   1999    2000    1999   2000  1999   2000   1999     2000   1999
               -----  -----   -----   -----  -----  ----   -----  -----   -----  -----
 Revenues       $624   $717  $6,255  $4,840   $469  $329  $1,281 $1,030  $8,629 $6,916
    Direct
      Costs      435    477   4,083   3,330    287   208     799    726   5,604  4,741
               -----  -----   -----   -----  -----  ----   -----  -----   -----  -----
    Gross
      Margin     189    240   2,172   1,510    182   121     482    304   3,025  2,175

    Operating
      Expenses   122    119   1,133     729    112   116     293    228   1,660  1,192
               -----  -----   -----   -----  -----  ----   -----  -----   -----  -----
    Operating
      income      67    121   1,039     781     70     5     189     76   1,365    983
               -----  -----   -----   -----  -----  ----   -----  -----   -----  -----
    Net Income  $ 67   $121  $1,039    $781    $70    $5    $189    $76  $1,365   $983
               =====  =====   =====   =====  =====  ====   =====  =====   =====  =====
    Total
      Assets  $2,079 $2,122  $4,073  $5,233 $1,279  $688  $1,386 $1,518  $8,817 $9,561
               =====  =====   =====   =====  =====  ====   =====  =====   =====  =====

   Reconciliation of segments' operating income to the consolidated net income (loss) is as follows:
                                                 2000          1999
                                                ------        ------
     Segments' operating income                $ 1,365       $   983
     Less:
           Income tax expense                      263            87
           Corporate overhead expense              740           768
                                                ------        ------
     Net income (loss)                         $   362       $   131
                                                ======        ======

   Reconciliation of segments' total assets to consolidated net assets is as follows:

     Segments Total Assets                     $ 8,817       $ 9,561
     Plus:
      Corporate/support entities' total assets   2,601         1,252
                                                ------        ------
               Total Assets                    $11,418       $10,813
                                                ======        ======

   Client Service Revenue: Revenues derived from services to the Company's clients for the three months ended March 31, 2000 grew to approximately $8.6 Million reflecting an increase of approximately $1.7 Million or 25% over the third quarter from the same quarter last year.

   Approximately $7.7 Million, or 90%, of the Company's revenues for the Third quarter of 2000 were derived from contracts pursuant to which the Company provides custodial services to clients in their homes. For the same quarter of fiscal 1999, contract services represented $6.1 Million or 88% of total revenues. Approximately $863,000, or 10%, of the Company's third quarter 2000 revenue was derived from commercial payors, institutional staffing arrangements, and private pay arrangements as compared to $830,000 or 12% for the same quarter of 1999.

   A comparison of the third quarter of fiscal 2000 as contrasted to the same period in fiscal 1999, by state, shows the greatest revenue growth ($140,000 or 43 %) in Missouri, followed by Illinois ($1,415,000 or 30%) and Mississippi ($251,000 or 24%). Alabama revenues declined by $93,000 or 13% from 1999 to 2000 due to the Company's decision to reduce locations and service areas.

   Approximately 74% ($1,274,000) of the fiscal 2000 growth in revenue was derived from services provided to clients of the Illinois Department on Aging("IDOA"). Services to IDOA clients amounted to 65% of consolidated revenues for the third quarter of fiscal 2000 versus 63% of consolidated revenues for the third quarter of 1999. The Company realized, as of July 1, 1999, a 7.8% rate increase for all services provided to IDOA clients.

   Direct Costs of Providing Services: Direct costs of providing services to clients, comprised entirely of wages and related expenses paid to field staff members, were $5,604,000 (65% of revenues) for the three months ended March 31, 2000 versus $4,741,000 (69% of revenues) for the same quarter one year earlier. The increase of $863,000 (18%) is attributable primarily to the increase in service volume during the quarter. A comparison of direct costs by segment shows that, as a percentage of revenues, Illinois direct costs were at 65% compared to 69% for the previous quarter. Alabama direct costs were 70% for the fiscal year 2000 quarter compared to 67% for the corresponding quarter in fiscal 1999. The 3% decrease in performance is attributed to the Company's increased labor costs. Missouri direct costs were 61% of revenues for the quarter ended March 31,2000 versus 63% of revenues for the same quarter one year earlier. Mississippi direct costs were 62% of revenues for the 2000 quarter compared to 70% for the same quarter in fiscal 1999. The increase in performance is attributable to increased reimbursement rates.

   The gross margin on services grew by $850,000 in fiscal 2000 and reached approximately $3.0 Million as compared to approximately $2.2 Million for the same quarter in fiscal 1999. Gross margin contributions by state include $2,172,000 for Illinois (compared to $1,510,000 for the same quarter last year), $189,000 for Alabama (as compared to $240,000 for the same quarter last year), $182,000 for Missouri (as compared to $121,000 for the same quarter last year) and $482,000 for Mississippi (as compared to $304,000 for the same quarter last year).

   Selling, General and Administrative Expense: Overall selling, general and administrative expenses increased by $445,000 for the third quarter of fiscal 2000 moving from $1,956,000 in fiscal 1999 to $2,401,000 in fiscal 2000. In general, the increase is related to increases in interest from short term debt, increases in administrative salary expense and costs associated with expansion in Missouri.

   Selling, general and administrative expense for the third quarter of fiscal 2000 represented 28% of revenues as compared to 28% of revenues for the same quarter in fiscal 1999. The pre-tax income for the third quarter of fiscal 2000 was $625,000 versus a pre-tax income contribution of $218,000 for the same quarter last year.

   Administrative salaries  and  benefits  increased by  $360,000  for the quarter to $1,340,000 versus $980,000 for the same period one year earlier. The increase is attributable to a the addition of accounting personel in the corporate office. Professional fees and insurance expenses decreased by $35,000 to $164,000 during the quarter with the majority of the decrease attributable to a reduction in the use of outside accounting assistance. Occupancy expenses increased from $276,000 in fiscal 1999 to $285,000 in fiscal 2000 with the majority of the increase due to rent escalations in several offices. Travel and entertainment expenses increased by approximately $15,000 during the third quarter of 2000, moving from $39,000 to $54,000. The increase was due to increased corporate travel expenses. Bad debt expenses increased by $23,000 from $104,000 to 127,000 due primarily to service volume increases which form the basis for calculation of bad debt expense reserves.

   With respect to the Company's identified segments, Illinois operations experienced a $404,000 increase in overall operating expenses moving from $729,000 to $1,133,000 quarter to quarter. The increase is due to additional supervisory staff necessitated by the increase in service volume. Alabama operating expenses increased $3,000 from 1999 to 2000. Missouri operating expenses decreased by $4,000 from $116,000 in the third quarter of fiscal 1999 to $112,000 in the third quarter of fiscal 2000. Mississippi operating expenses increased by $65,000. The increase was attributed to the addition of supervisory staff as a result of the increase in service volume.


   Earnings: Net income of $362,000 in the third quarter of 2000 compares to net income of $131,000 for the same quarter last year. Earnings per share of common stock were $.19 and $.07 for the quarters, respectively. The EPS calculation is based on the computational guidelines for earnings per share information contained in the FASB Statement of Financial Accounting Standards No. 128, "Earning Per Share." The Company has 1,638,750 Warrants outstanding as a result of its initial public offering.

   NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE NINE MONTHS ENDED
   MARCH 31, 1999.

                  Alabama          Illinois         Missouri       Mississippi          Total
               2000     1999     2000    1999     200     1999     2000    1999     2000     1999
              -----    -----    ------  ------   -----   -----    -----   -----    ------   ------

  Revenues   $1,873   $2,445   $17,923 $14,285  $1,285   $ 967   $3,499  $2,870   $24,580  $20,567
  Direct
    Costs     1,336    1,726    11,801   9,619     797     593    2,381   2,052    16,315   13,990
              -----    -----    ------  ------   -----   -----    -----   -----    ------   ------
  Gross
    Margin      537      719     6,122   4,666     488     374    1,118     818     8,265    6,577

  Operating
    Expenses    338      387     2,818   2,418     382     343      796     834     4,334    3,982
              -----    -----    ------  ------   -----   -----    -----   -----    ------   ------
  Operating
    income
    (loss)      199      332     3,304   2,248     106      31      322     (16)    3,931    2,595

   Net Income
    (loss)   $  199   $  332    $3,304  $2,284   $ 106    $ 31   $  322   $ (16)  $ 3,931   $2,595
              =====    =====    ======  ======   =====   =====    =====   =====    ======   ======
   Total
    Assets   $2,079   $2,122    $4,073  $5,233  $1,279    $689   $1,386  $1,518    $8,817  $ 9,561
              =====    =====    ======  ======   =====   =====    =====   =====    ======   ======

   Reconciliation of segments' operating income to the consolidated net gain (loss) is as follows:
                                             2000       1999
                                            ------     ------
   Segments' operating income              $ 3,931    $ 2,595
   Less:
        Income tax expense                     546         87
        Corporate overhead expense           2,552      2,140
                                            ------     ------
   Net income (loss)                       $   833    $   368
                                            ======     ======

   Reconciliation of segments' total assets to consolidated net assets is as follows:

   Segments Total Assets                   $ 8,817    $ 9,561

   Plus:
   Corporate/support entities' total assets  2,602      1,252
                                            ------     ------
        Total Assets                       $11,419    $10,813
                                            ======     ======


   Client Service Revenue: Revenues derived from services to the Company's clients for the nine months ended March 31, 2000 grew to approximately $24.6 Million reflecting an increase of $4.0 Million or 16% over the first three quarters of fiscal 1999.

   Approximately $22.1 Million, or 90%, of the Company's revenues for the first nine months of fiscal 2000 were derived from contracts pursuant to which the Company provides custodial services to clients in their homes. For the same quarters of fiscal 1999, contract services represented $18.1 Million or 88% of total revenues. Approximately $2.5 Million, or 10%, of the Company's 2000 revenue was derived from commercial payors, institutional staffing arrangements, and private pay arrangements as compared to $2.5 Million or 12% for the same quarter of 1999.

   A comparison of the first nine months of fiscal 2000 as contrasted to the same period in fiscal 1999, by state, shows the greatest revenue growth ($318,000 or 33%) in Missouri, followed by Illinois ($3.6 million or 25%) and Mississippi ($629,000 or 22%). Alabama revenues declined by $572,000 or 23% from 1999 to 2000 due to the Company's decision to consolidate offices and/or de-emphasize services in certain rural markets.

   Approximately 82% ($3.3 Million)of the fiscal 2000 growth in revenue was derived from services provided to clients of the Illinois
   Department on Aging ("IDOA"). Services to IDOA client amounted to 65% of consolidated revenues for the nine months ended March 31, 2000 versus 63% for the same period last year. The Company realized, as of July 1, 1999, a 7.8% rate increase for all services provided to IDOA clients.

   Direct Costs of Providing Services: Direct costs of providing services to clients, comprised entirely of wages and related expenses paid to field staff members, were $16.3 Million (66% of revenues) for the nine months ended March 31, 2000 versus $14.0 Million (68% of revenues) for the same period one year earlier. The increase of $2.3 Million (17%) is attributable entirely to the increase in service volume during the quarter. A comparison of direct costs by segment shows that, as a percentage of revenues, Illinois direct costs were 66% of revenues as compared to 67% for the same period one year earlier. Alabama direct costs were 71% for 2000 compared to 71% for the corresponding nine month period in 1999. Missouri direct costs were 62% of revenues for the nine months ended March 31, 2000 versus 61% of revenues for the same nine month period one year earlier. Mississippi direct costs were 68% of revenues for 2000 versus 71% for the same three quarters in fiscal 1999.

   The gross margin on services grew by approximately 1.7 million in 2000 and reached $8.3 Million as compared to $6.6 Million for the same nine months in fiscal 1999. Gross margin contributions by state include $6.1 Million for Illinois (compared to $4.7 for the same nine months last year), $537,000 for Alabama (as compared to $719,000 for the same period last year), $488,000 for Missouri (as compared to $374,000 for the same period last year) and $1.1 million for Mississippi (as compared to $818,000 for the same period last year).

   Selling, General and Administrative Expense: Overall selling, general and administrative expenses were $4.3 Million for the nine month period ended March 31, 2000 versus $4.0 million for the same period last year.

   Selling, general and administrative expense for the nine months ended March 31, 2000 represented 28% of revenues as compared to 29% of revenues for the same nine month period in fiscal 1999. The pre-tax income contribution for fiscal 2000 was $1,379,000 versus pre-tax income of $583,000 on continuing operations for the same nine months last year.

   Administrative salaries and benefits associated with operations increased by $350,000 for the nine months to $3,484,000 versus $3,135,000 for the same period one year earlier. The increase is primarily attributable to increase in management salary expense associated with the growth in the business.

   Professional fees and insurance expenses grew by $488,000 to $882,000 during the nine months due to higher insurance premiums as a result of increased business, and fees associated with accounting and computer programming personel in order to restructure the finance department. Occupancy expenses increased from $784,000 to $795,000 due to the opening of a new location. Travel and entertainment expenses increased by $12,000 during the first nine months of 2000, moving from $161,000, to $173,000 with the bulk of the increase attributable to increases in regional travel expenses. Bad debt expenses increased by $181,000 from $305,000 to 486,000 due to service volume increases which form the basis for calculation of bad debt expense reserves. Depreciation and amortization expense increased by $1000 to $70,000 for the nine months.

   With respect to the Company's identified segments, Illinois operations experienced a $400,000 increase in overall operating expenses which grew from $2,418,000 to $2,818,000 for the nine months ended March 31, 2000. The entirety of the growth is due to service volume growth in established locations. Alabama operating expenses decreased by $49,000 from 1999 to 2000 due to the continued reduction in office staff. Missouri operating expenses increased by $39,000 in the first nine months of 2000 due to the opening of a new office. Mississippi operating expenses decreased by $38,000 to $796,000 during the first nine months of 2000 reflecting the closure of low volume offices in that state.

   Earnings: Net income of $833,000 for the nine months ended March 31, 2000 compares to a net income of $368,000 for the same nine month period last year. Earnings per share of common stock were $.45 and $.20 for the nine month periods, respectively. The EPS calculation is based on the computational guidelines for earnings per share information contained in the FASB Statement of Financial Accounting Standards No. 128, "Earning Per Share." The Company has 1,869,375 shares of Common Stock outstanding and 1,710,000 Warrants outstanding as a result of its initial public offering.

   LIQUIDITY AND CAPITAL RESOURCES:
   The Company's basic cash requirements are for operating expenses, generally comprised of labor, occupancy and administrative costs. The Company relied in fiscal 2000 on approximately $1.6 Million of new borrowings under its existing credit facility to augment cash flow from operations for business expansion. The Company's secured debt obligations total approximately $1,352,000 as of March 31, 2000. Total working capital was at $800,000 as of March 31, 2000 versus $1.7 million as of the same date in 1999.

   Cash provided by operations in fiscal 2000 was $3,748,000 versus 362,000 for the same quarter in fiscal 1999.

   The Company had approximately $817,000 of cash on hand as of March 31, 2000 as contrasted to $967,000 of cash on hand at March 31, 1999. Based on the Company's operating projections, cash flows from established operations should be sufficient to fund existing business locations during the remainder of the fiscal year.

   The Company presently has 1,638,750 Warrants outstanding with an exercise price of $6.00. The Warrants can be exercised at any time prior to December 5, 2000 and can be called anytime after December 5, 1996 provided the closing price of the Company's Common Stock is equal to or greater than $9.00 for ten consecutive trading days. The Company could realize a maximum of approximately $9.8 Million from the exercise of its Warrants. There can be no assurance, however, that the closing price of the Company's common stock will reach a level sufficient to precipitate exercise of the Warrants. As of the close of business on May 8, 2000, the closing price of the Common Stock on the OTC/BB Stock Market was $1.43.

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


               HELP AT HOME, INC.

               Registrant


               Date:          May 9, 2000        /s/ Louis Goldstein
                                                 ------------------------
                                                  Louis Goldstein
                                                  Chairman/CEO

               Date:          May 9, 2000        /s/ Joel Davis
                                                 ------------------------
                                                  Joel Davis
                                                  Chief Operating Officer