Form 10KSB
period 2000-06-30
HELP AT HOME INC
filed 2001-09-28
CIK 1001109

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.

                                Form 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  for the fiscal year ended June 30, 2000
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

  Common Stock, Par Value $0.02           Over the Counter Bulletin Board

  Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes [x]      No[ ]

  Indicate by checkmark  if disclosure of  delinquent filers pursuant  to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment in this Form 10-KSB [x]

  Registrant's revenues for its most recent fiscal year: $33,584,000

  The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of April 23, 2001 was approximately $1,309,000 (for purposes of the foregoing calculation only, each of the registrant's officers and directors is deemed to be an affiliate).

  There  were  1,869,375   shares  of  the   registrant's  Common   Stock
  outstanding as of April 23, 2001.

  Documents incorporated by reference: None

  Transitional Small Business Disclosure Format (Check One) Yes [ ] No [x]



                                  PART I


  Item 1.   DESCRIPTION OF BUSINESS

  Help at Home, Inc. ("Help at Home") and its subsidiaries (collectively, the "Company") provide homemaker, custodial and personal home care services to elderly and disabled persons within their homes. Such services consist of nutritional planning and assistance, household management, personal care, and to a minor extent skilled nursing services. The majority of the Company's clients are obtained and served through 28 regional contracts with the Illinois Department on Aging ("IDOA") and 30 contracts with other state and municipal agencies. The Company operates 28 offices in Illinois, Indiana, Missouri, Alabama, and Mississippi.

  History of the Company.

  The Company was incorporated on August 7, 1995 in the State of Delaware. On December 5, 1995, Help at Home completed an initial public offering through which 819,375 units were offered and sold to the general public. Help at Home received gross proceeds of $5,162,063 from the initial public offering. Each unit consisted of one share of Common Stock, $.02 par value, of help at Home, Inc. and two redeemable common stock purchase Warrants. The Common Stock and Warrants were immediately detached upon the effective date of the offering and are separately transferable. The Warrants were immediately exercisable. Each Warrant entitled the holder to purchase one share of Common Stock for $6.00 commencing one year after the offering, or sooner if the Warrants were called for redemption. On December 5, 2000 the warrants expired.

  Help at Home, Inc., an Illinois corporation, was incorporated on October 29, 1974 and, through a merger on June 17, 1982, merged with and into Help at Home of Evanston, Inc., an Illinois corporation, which was originally incorporated on February 27, 1975. Simultaneously with the merger, the surviving entity changed its name to Help at Home, Inc.

  Lakeside Home Health Agency, Inc. was incorporated in the State of Missouri on April 20, 1993. Lakeside Home Health Agency, Inc., a Medicare certified home health agency, was acquired by the Company on July 20, 1995. Lakeside Home Health Agency, Inc., an Illinois corporation, was incorporated on August 3, 1995. (See Overview of the Home Care Industry, paragraph 6, regarding the Company's discontinuation of Medicare operations.)

  Rosewood Home Health, Inc. was incorporated in the State of Illinois on March 4, 1994. A Medicare certified home health agency, Rosewood was acquired by the Company on January 30, 1996. (See Overview of
  the Home Care Industry, paragraph 6, regarding the Company's discontinuation of Medicare operations.)

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

  The home care industry accounted for an estimated $51 Billion in expenditures in 1998 with sustained annual growth rates of more than 20%. In addition to the general aging of the population, primary reasons cited for industry growth include the substantial cost savings achievable through at-home care as an alternative to more expensive institutional care and medical and technological advances which enable a growing number of treatments to be administered at home rather than in a medical facility. Although Medicare expenditures are expected to decrease by $700,000 million in 1999, it is expected that private and other public sources will increase, expenditures in order to keep pace with the demand for homecare services in an aging population.

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

  The majority of home care recipients obtain services by participating in federally or state-funded programs for which they are eligible. Medically necessary, skilled home health care interventions, which were formerly provided through the Company's Medicare certified home health agencies which have since been closed, were reimbursed through Medicare payments. Similarly, non - medical, custodial services to homebound clients are provided pursuant to contracts with agencies such as the Illinois Department on Aging or various Medicaid Waiver programs. The Company is a provider to Medicaid and other state and local program recipients through various contract arrangements.

  On August 5, 1997, the President signed into law the Balanced Budget Act of 1997 which contained a number of significant changes to the methodology used by the Federal government for calculating Medicare reimbursement for home health services. For all cost reporting periods beginning on or after October 1, 1997 home health agencies were reimbursed based on the lowest of 1) their actual costs of delivering care, 2) a per visit limit (reduced from 112% to 105% of the national median of labor-related and nonlabor costs per visit), or 3) a blended, agency-specific per beneficiary limit predicated on the agency's 1994 costs. For certain providers without a 12-month, 1994 cost reporting period, the per beneficiary limit is equal to the median of all home health agencies. Additionally, for Medicare patients utilizing more than one home health agency for care, the per beneficiary limit is prorated among all agencies used. Further, as of February 1998, Medicare benefits were qualified to exclude coverage for patients requiring skilled nursing solely for venipuncture to obtain a blood sample. And, finally, the Act mandated the development of a prospective payment system for all home health services with an implementation deadline for cost reporting periods beginning on or after October 1, 1999.

  These changes have inspired an ongoing debate as to the long-range impact on availability of services to Medicare beneficiaries with intensive or long-term care requirements and the financial viability of home health agencies, generally, if levels of reimbursement are significantly reduced, as planned. Based on the Company's assessment of this payment methodology and its potential long-range financial impact on the Company's Medicare agencies, the Company elected to exit the Medicare home health business (see Business Strategy). Moreover, the Company believes that at least one ramification of the Medicare reimbursement changes will be to increase demand for custodial and personal care services available from other sources such as state funded waiver programs.

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

  Business Strategy.

  The Company's business strategy is to provide a variety of custodial services to a diversified mix of groups and individuals in the geographic markets served by the Company. The Company expects to continue its expansion of locations and markets it serves through development of additional service contracts, introduction of complementary services, and limited acquisition of existing home care businesses. Key elements of the Company's strategy include:

  1) New Market Development and Penetration. The Company has continued its emphasis on development of serving additional regions within the states of Illinois, Missouri, and Indiana. The Company has established 1 new office since July 1999 for the purpose of responding to contract opportunities that enable the company to provide custodial services to clients in previously underserved areas. The Company has been able to continue to serve clients in the areas where it does not have a physical location and in areas where it has closed locations through a system which employs field coordinators assigned to specific regions. The Company will continue to focus on business development in neighboring areas throughout the Midwest, Southeast, and Mid-Atlantic regions of the United States.

  2) Consolidation/Elimination of Certain Locations. The Company, in both 1998 and 1999, has undertaken an extensive review of certain under-performing offices to determine if operating efficiencies can be implemented in order to achieve profitability, or conversely, if the location should be closed. As a result of this ongoing process, the number of Alabama locations was reduced by four in 1999. In addition, four Mississippi offices were closed between July and September 1998. In all cases, the contractual relationships and clients have been preserved and reassigned to other geographically proximate operating locations.

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

  4) Development of New Services. The Company has made a continuing commitment to pursue temporary professional staffing services in certain areas in order to take advantage of existing marketplace opportunities. With the Company's extensive rosters of nurses home health aides, and homemakers it is in a position to offer intermittent nurse/aide staffing services to acute care institutions, physicians' clinics and other facilities.

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

  The Company maintains contracts with many state and municipal agencies to provide custodial services to elderly and disabled clients. Such custodial services generally entail homemaker services, household management, and assistance with activities of daily living. The Company provides in-depth training to its workers who provide such services to ensure patient safety, consistency of approach and adequacy of care.

  Case managers, engaged by state agencies, generally refer custodial care clients to the Company after eligibility for service is determined. Clients are generally assigned to home care companies on a rotating basis unless a specific home care provider is identified by the client to be served. In some rural communities, however, the Company has exclusive status as the only contracted provider of homemaker and personal care services. Approximately 90% of the Company's revenues from operations in fiscal 2000 were derived from the delivery of homemaker services.

  Customers.

  The Company's customers include, but are not necessarily limited to, case management units, third party administrators, physicians, hospital discharge planners, social workers, third party payers and other types of health care or social service organizations. Approximately 63% of the Company's revenues during fiscal 2000 were derived from the Illinois Department on Aging with another 31% attributable to other homemaker service contracts. Commercial insurance companies, other government funded programs and individuals provided the remaining 6% of the Company's revenue from services. The state and federally funded programs through which the Company derives its revenues require that certain standards for eligibility and participation are continually met. Billing and payment arrangements with the Company's customers are specified in payor contracts that are non-exclusive and which do not obligate the payor to utilize a certain volume of services over a specified period of time. The Company's customers often use a variety of providers in addition to the Company, thus necessitating competition among several providers on the basis of pricing, array of service offerings, availability of caregivers and/or quality of services.

  With regard to the Company's contractual arrangements with the Illinois Department on Aging (IDOA) and the Illinois Office of Rehabilitation Services (ORS), the Company must ensure that the direct costs associated with providing service to IDOA and ORS clients (as such costs are contractually defined) constitute at least 73% of charges. The Company is required to submit an annual audited cost report demonstrating its compliance with this requirement. Management believes that the Company is in compliance with the IDOA and ORS cost requirements.

  Regulation.

  Custodial services are generally unregulated. The Company must, however, maintain certain state licenses or certifications in order to offer specific health services. The Company must also perform criminal background checks on its employees in certain states to ensure the integrity of its work force.

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

  In the State of Alabama and Indiana, contracts are periodically awarded by state, county or regional area agencies on aging based on competitive pricing of services, provider qualifications, market presence and financial stability. Missouri and Mississippi Medicaid Waiver contracts are available to qualified Medicaid providers.

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

  Employees.

  Exclusive of field personnel who work on a per diem basis the Company has 162 administrative employees.

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


  Item 4.   Submission of Matters to a Vote of Security Holders.

  The following matters were submitted to a vote of the Company's security holders during the month of January.

       1)   Election of the Company's Board  of Directors (See Part  III,
            Item 9) for the ensuing year.

       2)   Appointment of the Company's Independent Auditor's



                              PART II


  Item 5.   Market for Common Equity and Related Stockholder Matters.

  The Company's Common Stock is traded on the Over the Counter Bulletin Board under the symbol HAHI. Prior to their expiration, the warrants traded under the symbol HAHIW. The following table shows the high and low bid price information, as quoted by NASDAQ. Such quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

                         Common Stock Bid Prices by Fiscal Year
                      1999 High  1999 Low     2000 High  2000 Low
                      ---------  --------     ---------  --------
  HAHI:
       First Quarter    $1.63      $ .63        $1.75     $1.06
       Second Quarter    1.88        .63         2.63       .63
       Third Quarter     1.88       1.19         2.13      1.00
       Fourth Quarter    2.88        .94         2.00      1.25

  HAHIW:
       First Quarter    $ .38      $ .19        $ .25     $ .06
       Second Quarter     .56        .19          .31       .05
       Third Quarter      .38        .13          .14       .02
       Fourth Quarter     .31        .06          .18       .07


  There were approximately nine holders of record of the Common Stock as of February 13, 2001. This number includes shareholders of record who may hold stock for the benefit of others.

  The Company does not expect to pay dividends on its Common Stock in the foreseeable future. Management intends to retain all available funds for the development of new business and for use as working capital.


  Item 6. Management's Plan of Operation and Discussion and Analysis of Financial Condition.

  Overview.

  The Company provides home care services in Illinois, Indiana, Missouri, Alabama and Mississippi. The Company's fiscal year ends June 30. Unless otherwise noted, references to 1999 and 2000 relate to the fiscal years ended June 30, 1999 and 2000, respectively.

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

  The statements which are not historical facts contained in this form-10-KSB are forward looking statements that involve risks and uncertainties, including, but not limited to, the effect of economic conditions and interest rates, general labor costs, the impact and pricing of competitive services, regulatory changes and conditions, the results of financing efforts, the actual closing of contemplated transactions and agreements, the effect of the Company's accounting policies, and other risks detailed in the Company's Securities and Exchange Commission filings. No assurance can be given that the actual results of operations and financial condition will conform to the forward looking statements contained herein.


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

  The Company committed significant capital resources to the development of new offices in Mississippi during 1998, four of which have subsequently been closed and consolidated into other remaining locations. The Company also established two new offices in Missouri 1999. In 2000, the Company focused on upgrading its internal computer systems in order to create operating efficiencies and speed up the collection of accounts receivable. In order to take advantage of opportunities for expansion of its business, the Company must have continued access to working capital. In July of 1999 the Company secured financing which it believes will provide the necessary funds to realize its operating goals; however there can be no assurances that the financing will be sufficient.(See Liquidity and Capital Resources).


  Factors that May Affect 2001 Operating Results.

  The Company received a 2.5% rate increase on its IDOA contracts effective as of July 1, 2000. Most of the homemakers providing services in Illinois are compensated at a rate slightly above the minimum wage and many of those who reside in Chicago are union members. The collective bargaining agreement in force between Help at Home and the union provides for reopening of wage rate negotiations on behalf of this group of employees in the event contract rates are increased. In August of 2000 the Company completed negotiations with the Union regarding a wage increase for its members.

  In July of 1999 the Company received rate increases, averaging approximately 5% in the aggregate, for certain of its Mississippi contracts. In July of 2000 the Company received rate increases, averaging approximately 4% in the aggregate, for these same Mississippi contracts.

  The Company elected to exit the Medicare business in June 1998 due to diminishing returns from operations and the uncertainty of future reimbursement for services. This decision affects the Company's following subsidiaries:

       1)   Homemakers of Montgomery, Inc.
       2)   Lakeside Home Health Agency, Inc. (MO)
       3)   Lakeside Home Health Agency, Inc. (IL)
       4)   Rosewood Home Health, Inc.

  In connection with its discontinuation of this segment of its business, the Company had estimated, as of June 30,1998, a $507,000 loss on disposal of the Medicare business which was based on 1998 operating results and known financial obligations. For the years ended 1999 and 2000, the Medicare operations had a net loss of $109,000 and $311,000 respectively that offset the reserve for discontinued operations. At June 30, 2000, the discontinued operation accrual was $86,000. The remaining accrual will remain in place until the open medicare cost report settlements have been resolved. The company has reserved approximately $280,000 for such liabilities.

  While the Company believes that its estimate for discontinuation of operations are sufficient, there can be no guarantee that there will be no additional expense associated with the Company's elimination of this line of business.


  Results of Operations:

  The following table sets forth, for fiscal year 2000 and 1999, certain items from the Company's Consolidated Statement of Operations expressed as a percentage of net sales.


                                        Fiscal Years Ended June 30
                                            2000         1999
                                            -----------------
  Net sales                                 100%         100%
  Direct cost of services                    67%          68%
  Gross margin                               33%          32%
  Operating expenses                         31%          37%
   Loss from continuing operations
     before income taxes                      0%          (7%)
  Income Tax (Benefit) Expense               (4%)         (0%)
  Income(Loss) from continuing operations    (4%)         (8%)



  Fiscal 2000 Compared to Fiscal 1999:

  Sales.

  Client service revenue from continuing operations grew from $27.9 Million in 1999 to $33.6 Million in 2000, for an overall increase of $5.7 Million or 20%. Approximately $5.3 Million of the revenue increase originated with Help at Home, Inc. (IL) with the remaining $400,000 attributable to the Company's locations in Alabama and Mississippi (Statewide Healthcare Services, Inc.).

  Homemaker services delivered to clients of the Illinois Department on Aging ("IDOA") provided revenues of $21.3 Million, representing 63% of total revenues for the year as compared with $16.9 Million or 61% for 1999. The contractual arrangement with IDOA requires that, at a minimum, 73% of receipts from IDOA client services be spent for direct costs of providing care (as defined by IDOA regulations). The Company's report of its direct costs incurred in the provision of care to IDOA clients is subject to an annual independent audit. Management believes the Company is in compliance with the direct cost requirements imposed by IDOA. Accounts receivable from IDOA represented 60% of total receivables as of June 30, 2000 compared to 33% for the prior year.

  The Company also operates pursuant to numerous other contracts with various state and local agencies on aging in Illinois, Indiana, Missouri, Mississippi and Alabama. Revenue derived from such contracts totaled approximately $10.3 Million (31%) versus $9.4 Million (34%) in 1999. Revenue from private, commercial and staffing services yielded $2.0 Million (6%) versus $1.6 Million (6%) in 1999.

  Direct Costs of Services.

  Direct costs of providing all services reached $22.5 Million (67% of revenues) versus $19.1 Million (68% of revenues) in 1999. The growth of $3.4 Million relates to increased volume and an increase in the Illinois homemaker minimum wage from $5.35 to $5.65 in December of 1999. The decrease in direct costs as a percentage of revenues was mostly attributable to the increase in revenue from the IDOA rate increase.

  Operating Expenses.

  Selling, general and administrative expenses decreased slightly from $8.5 Million in 1999 to $8.1 Million in 2000. The slight change in operating expenses is predominately attributable to cost cutting measures at the corporate level. Additionally, bad debt expense decreased slightly from $2.41 Million 1999 to $2.37 Million in 2000.

  Administrative salaries increased from $3.3 Million in 1999 to $3.8 Million in 2000 for an overall increase of 12%. This increase is partially attributable to the addition o f administrative staff in in connection with the revenue growth. Administrative salaries were 12% of revenues in 1999 versus 11% in 2000. Professional fees and insurance expenses decreased by 7% from approximately $817,000 in 1999 to approximately $758,000 in 2000. This decrease was partially attributed to a reduction in legal expenses. Occupancy costs remained relatively consistent at $1.1 million between 1999 and 2000. Travel expenses were $210,000 in 1999 and $220,000 in 2000.

  Depreciation expense was $137,000 in 2000 compared with $110,000 in 1999.

  Advertising and promotional expense was $247,000 in 2000 compared to $237,000 in 1999. The slight increase is attributed to increases in newspaper advertising for workers necesitated by the tight labor market.

  Interest.

  Interest expense increased by $217,000 from $237,000 in 1999 to $541,000 in 2000 due to higher interest rates associated with the Company's factoring arrangement. Indebtedness related to the Company's credit facility decreased by $1,600,000, from June 30, 2000, which was partially attributable to the factoring agreement.

  Earnings.

  The net loss in 1999 of $2.1 million compares to a net loss of $1.4 million in 2000 representing a change of $700,000. The loss per share of common stock was $.75 versus a loss per share of 1.12 in 1999. The loss is for 2000 and 1999 respectively on 1,862,709 and shares of Common Stock issued and outstanding.

  Segment Operations.

  Management has elected to identify the Company's reportable segments based on geographic areas: Alabama, Illinois/Indiana, Missouri/Arkansas and Mississippi.

  Information related  to the  Company's reportable  segments for  fiscal
 2000 is as follows(in thousands):


                      AL          IL         MO       MS     TOTAL
                     -----      ------     -----     -----   ------
  From Continuing
   Operations:
  Revenue           $2,645     $24,324    $1,724    $4,891  $33,584
  Direct Costs       1,782      16,289     1,114     3,357   22,542
                     -----      ------     -----     -----   ------
  Gross margin         863       8,035       610     1,534   11,042
  Operating
   expenses            539       4,139       495     1,085    6,258
                     -----      ------     -----     -----   ------
  Operating income
   (loss)              324       3,896       115      449     4,784

  Total Assets      $1,179     $ 4,990     $1,347   $1,957  $ 9,473
                     =====      ======      =====    =====   ======

  A reconciliation of the segments' operating income to the consolidated net loss is as follows (in thousands):

       Segments' operating income:         $ 4,784

       Less:
            Income Tax expense              (1,510)
            Interest Expense                  (541)
            Corporate overhead expense      (4,123)
                                            ------
            Consolidated net loss          $(1,390)
                                            ======

  A reconciliation of the segments' net assets to consolidated net assets is as follows (in thousands):

       Segments' total assets              $ 9,473

       Plus:
            Corporate/support entities'
              total assets                     182
                                            ------
       Consolidated total assets           $ 9,655
                                            ======

  Information related to the Company's reportable segments for 1999 is as follows (in thousands):


                      AL        IL          MO        MS     TOTAL
                     -----      ------     -----     -----   ------
  From Continuing
   Operations:
  Revenue          $ 3,103     $19,447     $1,328    $4,011  $27,889
  Direct Costs       2,193      13,216        811     2,871   19,091
                     -----      ------      -----     -----   ------
  Gross margin         910       6,231        517     1,140    8,798
  Operating
     expenses          868       4,925        575     1,614    7,982
                     -----      ------      -----     -----   ------
  Operating income
     (loss)            42       1,306         (58)     (474)     817
                     -----      ------      -----     -----   ------

  Total Assets     $ 1,398    $  2,889    $ 1,637    $1,225  $ 7,149
                     =====      ======      =====     =====   ======


  A reconciliation of the segment' net loss to the consolidated net loss is as follows (in thousands):


       Segments' Operating Income:         $   817

       Plus:
            Non-operating income                12
       Less:
            Income Tax Expense                (130)
            Interest expense                  (324)
            Corporate overhead expense      (2,476)
                                            ------
            Consolidated Net Loss          $(2,101)
                                            ======

  A reconciliation of the segments' net assets to consolidated net assets is as follows (in thousands):


       Segments' total assets              $ 7,149

       Plus:
            Corporate/support entities'
               total assets                    548
                                            ------
       Consolidated total assets           $ 7,697
                                            ======

  Earnings Outlook.

  The Company has closed one Mississippi office and its sole Arkansas office during the 2000 fiscal year in order to reduce administrative expense burdens. In addition, the Company continued to reduce expense associated with executive travel, and significantly reduced promotional campaigns and advertising expense in an effort to contain expense. The Company will benefit from rate increases recently instituted by the Illinois Department on Aging (2.5%), the Illinois Department of Rehabilitative Services (2.5%) and Missouri Department on Aging(5.1% overall).

  In an effort to improve operating results in its Alabama and Mississippi locations, the Company has also instituted wage caps for field staff and maximums for reimbursement of mileage between clients' homes, in Alabama and Mississippi. Similarly, the Company also elected to impose field staff wage caps for its Illinois operations to ensure continued adequacy of operating margins in those locations. Despite the low unemployment levels nationwide, the Company has been successful in recruiting field staff at its current wage and reimbursement rate. Although the Company may be forced to adjust its pay scale slightly upward due to low unemployment levels and resulting increased labor costs, the Company does not believe at this time that any such wage increases will consume a significant portion of its gross margin. Finally, the Company has had to increase its bad debt reserve over the past two years which has negatively impacted earnings. As a result, the company continues to enhance its billing and collection practices and systems in order to increase the rate of collection of receivables.


  Liquidity and Capital Resources.

  The Company's basic cash requirements are for operating expenses which are generally comprised of labor, occupancy and administrative costs. The Company reduced its long-term debt in 2000 by $1,600,000 in part by successfully collecting on older accounts receivable. Total working capital deficiency was $568,000 as of June 30, 1999 versus a working capital deficiency of $2,028,000 at June 30, 2000.

  On July 1, 1999 the company secured financing with Oxford Commercial Funding LLC, which replaced the Company's previous financing with Harris Bank. The terms of the Oxford financing include an advance rate based on the net collectable value of the Company's accounts receivables which are less than 90 days old and an interest rate of prime plus 3.5%. The Oxford financing does not contain financial covenants.

  Cash provided by operating activities in 2000 was $2.3 Million which was principally due to the increase in the tax liabilities interest and penalties and bad debt charges, partially offset by an increase in accounts receivable. The Company reduced borrowings under its existing credit facility by approximately $1.6 Million which accounts for substantially all the cash used in financing activities versus cash provided by financing in the prior year of $1.3 Million as result of net borrowings from its lenders. Net cash used in investing activities was $216,000 for the year ended in 2000 versus $44,000 net cash used by investing activities during the prior year. The Company experienced a net cash increase, on a year to year basis, of $413,000.

  The Company had approximately $627,000 of cash on hand as of June 30, 2000 as contrasted to $214,000 of cash on hand in 1999. The Company believes, based upon its operating projections, cash flows from existing operations should be sufficient to fund the business during the coming year. In July of 1999 the Company began a campaign to focus on collecting certain large account receivables balances and in September of 1999 began to collect on these balances.

  Management intends to continue its pursuit of internal growth and development opportunities and will utilize cash from operations, the collections of older receivables and future indebtedness to fund such growth.



  Item 7.   Financial Statements.

  Financial Statements for the Years Ended June 30, 2000 and 1999.

  Attached hereto and filed as a part of this Form 10-KSB are the Consolidated Financial Statements of the Company.


  Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

  There  have  been  no  disagreements   between   the  Company  and  its
  accountants, Richard A. Eisner and Company, LLP regarding accounting principles or financial disclosures.


                                 PART III


  Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

  Directors and Executive Officers.

  The following table sets forth certain information concerning each of the current and former executive officers and directors of the Company. The company's officers and directors are elected to serve in such capacities until the earlier to occur of the election and qualification of their respective successors or until their respective deaths, resignations or removal by the Company's Board of Directors or shareholders, respectively, from such positions. Directors do not currently receive compensation for their services as such. One director received shares of Common Stock in consideration for agreeing to serve as a director.

  Name                    Age        Position and Offices
  ---------------         ---        ------------------------------------
  Louis Goldstein          57        Chairman of the Board, Chief
                                     Executive Officer and Treasurer
  Joel Davis               35        President, Chief Operating  Officer,
                                     Secretary and Director
  Robert Kirshner          56        Director
  Robert Rubin             60        Director
  Steven Venit             39        Director

  Louis Goldstein. Mr. Goldstein, the founder of the Company, has served as the Company's chief executive officer and director since its inception in 1974. In August of 2000 Mr. Goldstein sold his stock in the Company and resigned in his capacities as officer and director.

  Joel Davis. Mr. Davis joined the Company in July 1995 as General Counsel. Mr. Davis was named Chief Operating Officer of the Company in March 1996 and President in February of 1997. From October 1989 through July 1995, Mr. Davis was an Associate at the law firm of Hlustik, Huizenga, Williams and Vander Woude, Ltd. In Chicago.

  Robert Kirshner. Mr. Kirshner became a director of the Company in June 1998. Mr. Kirschner is currently retired and served as a Regional Manager of Plywood Minnesota for 15 years. Mr. Kirschner's duties included overseeing the daily operations of multiple retail store locations while employed by Plywood Minnesota. Mr Kirshner resigned in January of 2001.

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

  Mr. Rubin has served as the Chairman of the Board of Directors of Western Power and Equipment Corporation ("WPEC"), a construction equipment distributor, since November 20, 1992. Between November 20, 1992 and March 7, 1993, Mr. Rubin served as Chief Executive Officer of WPEC. Between October 1990 and January 1, 1994 Mr. Rubin served as the Chairman of the Board and Chief Executive Officer of American United Global, Inc., a telecommunications and software company ("AUGI") and since January 1, 1994, solely as Chairman of the Board of AUGI. Mr. Rubin was the founder, President, Chief Executive Officer and a Director of Superior Care, Inc. (SCI") from its inception in 1976 until May 1986 and continued as a Director of SCI ( now known as Olsten Corporation ("Olsten") until the latter part of 1987. Olsten, a New York Stock Exchange listed company is engaged in providing home care and institutional staffing services and health care management services. Mr. Rubin was formerly a Director and Vice Chairman, and is a minority stockholder of American Complex Care, Inc. ("ACCI"), a public company which provided on-site health care services, including intradermal infusion therapies. In April 1995, the principal operating subsidiaries of ACCI petitioned the Circuit Court of Broward County, Florida for an assignment for the benefit of creditors. Mr. Rubin is also a Director, Chairman and minority stockholder of Universal Self Care, Inc., a public company engaged in the sale of products used by diabetics, and Response USA, Inc., a public company engaged in the sale and distribution of personal emergency response systems. Mr. Rubin is also Chairman, Chief Executive Officer and a Director and a principal stockholder of ERD Waste Corporation, a public company specializing in the management and disposal of municipal solid waste, industrial and commercial nonhazardous solid waste and hazardous waste. In September 1997, ERD Waste Corporation filed for protection under Title 11 for reorganization under Chapter 11 of the Bankruptcy Code. Mr Rubin resigned in January of 2001.

  Steven Venit. Mr. Venit has been a sole practitioner with the Law Offices of Steven L. Venit, Esq. For more than ten years and is licensed to practice law in the states of Illinois, Nevada and Wisconsin. Mr. Venit resigned in October of 2000. (See Certain
  Relationships and Related Transactions.)

  Section 16 Compliance.

  During fiscal 2000, there were no failures to timely report on Forms 3 or 4 pursuant to the provisions of Section 16(a) of the Exchange Act.


  Item 10.  Executive Compensation.

  The following  table  sets forth  the  cash compensation,  as  well  as certain other  compensation paid  or accrued,  by  the Company  to  the
  Company's Chief executive  Officer, Chief Operating  Officer and  chief
  Financial Officer  for the fiscal years  ended June 30, 1999  and 2000.
  No other individuals had  total annual compensation exceeding  $100,000 during these fiscal years.

                          Annual Compensation       Long-Term Compensation
  Name and Position     Year    Salary    Bonus     Other     Stock Options
  -----------------     ----    ------   ------    -------    -------------
  Louis Goldstein       2000   $405,851       0        0       200,000(3)(5)
   Chairman, CEO, Dtr.  1999   $279,396       0    $59,967(1)

  Joel Davis
   Chief Operating
   Officer, Dtr.        2000   $167,694       0

  Sharon Harder (4)
   Chief Financial
   Officer              1999   $130,824       -       -           -


  (1) Pursuant to provisions in his revised Employment Contract  approved by the Compensation Committee of the Board of Directors, Mr.  Goldstein
  received  certain  compensation  related  to  personal  expenses.  Such
  compensation  totaled  approximately  42,834  in  1999.   Utilizing  an
  effective tax rate of 40%, the  Company assumed income taxes associated with personal expenses in the amount of $17,133 in 1999.

  (2) With respect to each named officer, the aggregate amount of perquisites was less than either $50,000 or 10% of the salary reported.

  (3) Pursuant to an action of the Compensation Committee of the Board of Directors, Mr. Goldstein received options to purchase 200,000 shares of the Company's common stock in 2000 and 300,000 shares of the Company's
  Common Stock in 1998 and 200,000 options to purchase Common Stock in 1997. The options are priced at $1.25, $1.63 and $4.65 per share and are fully vested; however, the market price of the underlying securities was less than the exercise price as of February 13, 2001.
  Ms. Harder and Mr. Davis received options to purchase 100,000 share of the Company's Common Stock, each, in 1998. The options are priced at $1.12 per share and are fully vested. As noted previously, the market price of the underlying securities was less than the exercise price as of February 13, 2001.

  (4) Effective February 19, 1999 Ms. Harder resigned as CFO, she did not receive any severance package or other compensation in connection with her resignation.

  (5) Effective August, 2000 Mr Goldstein resigned as CEO, Director and received a change in control payment of $689,655.

  Employment Agreement.

  As of December 1997 the Company entered into a revised employment agreement with Louis Goldstein. Pursuant to the agreement, Mr. Goldstein receives an annual base salary of $230,000 per year, subject to increase in each successive year of the contract term at the discretion of the Compensation Committee of the Board of Directors. In addition, Mr. Goldstein is entitled to receive a benefit allowance equal to 10% of his annual compensation, a monthly automobile allowance and full reimbursement of personal expenses necessitated by travel on behalf of the Company. Based on the Company's financial performance, Mr. Goldstein shall also be entitled to receive annual incentive payments ranging incrementally from $25,000 to $100,000 based upon after-tax income adjusted for non-cash expenses and extraordinary items. In the event of a change in control of the Company, Mr. Goldstein shall be entitled to receive a one-time cash payment equal to 10% of the excess market capitalization as defined in the agreement. Excess market capitalization is defined as an amount equal to the outstanding shares of the Company's capital stock multiplied by the closing share price on the 30th day following the change in control less $2 Million. In the event of Mr. Goldstein's involuntary termination without cause, he shall be entitled to receive severance pay for the unexpired portion of the agreement's term equal to the sum of his base compensation, benefit allowance and the incentive payments, as applicable. The agreement is for a term of ten years beginning in December 1997. In August of 2000 Mr. Goldstein's employment agreement was modified to set his salary at $400,000 annually, eliminate his benefit allowances and bonuses, and reduce his change of control of payment to $689,655.

  Change in Control Agreements.
  As of March 1998 the Company entered into an employment agreements with Joel Davis the Company's Chief Operating Officer. The agreement is for a term of 36 months and provides for annual compensation of Mr. Davis and at the rate of $130,000. In the event of a change in control, as defined in the agreement, Mr. Davis shall be deemed to have been terminated without cause and shall be entitled to severance payments equal to three times his annual salary. In August of 2000, Mr. Davis waived his change of control payment as it pertained to the sale of Mr. Goldstein's stock.

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

  Name                               Shares Owned    Percentage Owned
  ----                               ------------    ----------------
  Robertson Stephens & Co., Inc. (1)    204,559           4.5% (3)
  Herbard, Ltd. (2)                     217,000           4.8% (3)
  HAH Holdings, LLC (4)               1,015,000            54% (3)

  (1) The address for Robertson Stephens & Co., Inc. is 555 California Street, Suite 2600, San Francisco, CA 94104

  (2) The address for Herbard, Ltd. Is P.O. Box 438, Road Town Tortola, British Virgin Islands, Tottola, D9.

  (3) Based on fully diluted, weighted average number of shares at June 30, 2000. Includes Common Stock, Common Stock Options and Warrants. This information is taken from various filings and, to the best of management's knowledge, is correct as of February 13, 2001.

  (4) The address for HAH Holdings, LLC is 676 N. Michigan Ave., Chicago, IL 60611.


  Name                          Shares    Option    Percentage Owned
  ----                          ------    ------    ----------------
  Joel Davis (1)                  50     110,000          2.5%(2)
  Sharon Harder (1)(Former)        -     100,000          2.2%(2)
  Steven Venit (1)(Former)         -      10,000           .2%(2)
  Officers and Directors as
     A Group                      50     230,000          4.9%(2)



  (1) The address for the named individual is 223 West Jackson blvd, Chicago, IL.

  (2) This is based on fully diluted, weighted average number of shares at June 30, 2000.


  Item 12.  Certain Relationships and Related Transactions.

  In connection with the formation of the Company, on August 7, 1995, the company issued to Louis Goldstein 962,500 shares of common Stock in exchange for 2,750 shares of common stock of Help at Home, Inc., an Illinois corporation (Help at Home, IL). Mr. Goldstein was awarded 200,000 options to purchase shares of the Company's common stock in April 1997 and 300,000 options to purchase Common Stock in March 1998 and 200,000 in November of 1999. The options are exercisable at a price of $4.65 per share $1.63 per share, and $1.25 per share respectively.

  In 1992, 1993 and 1994 Help at Home, IL loaned to Mr. Goldstein $135,470, $101,135 and $92,721, respectively. The loans bear interest at nine percent per year. Subsequent to June 30, 1999 the loans are restructured to run concurrent with the Employment Agreement expiring in December 2007, and include an approximate $15,000 annual payment with a balloon payment at the end of the term. The balance of such loans at June 30, 2000 was $146,200.

  During 1999 and 2000, the Company paid an aggregate of approximately $4,000 and $9000 respectively (including accrued fees from the prior year) to Steven Venit, a director, for certain routine legal services.

  The Company, acting as a subcontractor, billed $73,000, in 1998 to a not-for-profit organization in which Mr. Goldstein is an officer. The organization occupies office space within the Company's Chicago facilities at no charge.

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

       There were no reports filed on form 8-K during fiscal 2000.



                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  Dated: May 14, 2001             HELP AT HOME, INC.

                                  By: /s/ Joel Davis
                                      --------------
                                      Joel Davis
                                      President

 HELP AT HOME, INC. AND SUBSIDIARIES

 Contents

                                                                        Page
                                                                        ----
 Consolidated Financial Statements

  Independent auditors' report                                           F-2

  Balance sheet as of June 30, 2000                                      F-3

  Statements of operations for the years ended June 30, 2000 and 1999    F-4

  Statements of changes in capital deficiency for the years ended
    June 30, 2000 and 1999                                               F-5

  Statements of cash flows for the years ended June 30, 2000 and 1999    F-6

  Notes to consolidated financial statements                             F-7




                                     F-1

 INDEPENDENT AUDITORS' REPORT

 Board of Directors
 Help At Home, Inc.
 Chicago, Illinois


 We have audited the consolidated balance sheet of Help at Home, Inc. and its subsidiaries (collectively, the "Company") as of June 30, 2000, and the related consolidated statements of operations, changes in capital deficiency and cash flows for the years ended June 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Help at Home, Inc. and its subsidiaries as of June 30, 2000, and their consolidated results of operations and cash flows for the years ended June 30, 2000 and 1999, in conformity with generally accepted accounting principles.

 The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has incurred recurring operating losses, has a capital deficiency, negative working capital, and has failed to make substantial payroll tax deposits. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



 Richard A. Eisner & Company, LLP

 New York, New York
 October 5, 2000


 HELP AT HOME, INC. AND SUBSIDIARIES

 Consolidated Balance Sheet
 June 30, 2000

 ASSETS
 Current assets:
  Cash                                                $   627,000
  Due from factor                                       1,674,000
  Accounts receivable (net of allowance for
    doubtful accounts of $3,978,000)                    6,812,000
  Prepaid expenses and other current assets                77,000
                                                       ----------
    Total current assets                                9,190,000

 Furniture and equipment, net                             217,000
 Due from officer                                         146,000
 Other assets                                              79,000
                                                       ----------
                                                      $ 9,632,000
                                                       ==========
 LIABILITIES
 Current liabilities:
  Payroll taxes, interest and penalties
    (substantially in arrears)                        $ 7,668,000
  Accounts payable                                        298,000
  Accrued expenses and other current
    liabilities (Note G)                                2,995,000
  Due to third-party payors                               280,000
                                                       ----------
    Total current liabilities                          11,241,000
                                                       ----------
 Commitments and contingencies (Note I)

 CAPITAL DEFICIENCY
 Preferred stock, par value $.01 per share;
   1,000,000 shares authorized, none issued
 Common stock, par value $.02 per share;
   14,000,000 shares authorized,
   1,869,375 issued and outstanding                        37,000
 Additional paid-in capital                             3,694,000
 Accumulated deficit                                   (5,317,000)
 Treasury stock - 10,000 shares at cost                   (23,000)
                                                       ----------
                                                       (1,609,000)
                                                       ----------
                                                      $ 9,632,000
                                                       ==========

        See notes to consolidated financial statements




 HELP AT HOME, INC. AND SUBSIDIARIES

 Consolidated Statements of Operations

                                                         Year Ended
                                                          June 30,
                                                   ------------------------
                                                      2000          1999
                                                   ----------    ----------
 Revenues                                         $33,584,000   $27,889,000
 Direct cost of services                           22,542,000    19,090,000
                                                   ----------    ----------
 Gross margin                                      11,042,000     8,799,000
 Selling, general and administrative expenses       8,010,000     8,047,000
 Provision for bad debt                             2,371,000     2,411,000
                                                   ----------    ----------
 Income/(loss) from operations                        661,000    (1,659,000)
 Nonoperating income                                                 12,000
 Interest expense                                    (541,000)     (324,000)
                                                   ----------    ----------
 Income/(loss) before income taxes                    120,000    (1,971,000)
 Income tax expense                                 1,510,000       130,000
                                                   ----------    ----------
 Net loss                                         $(1,390,000)  $(2,101,000)
                                                   ==========    ==========
 Basic and diluted net loss per share             $      (.75)  $     (1.12)
                                                   ==========    ==========
 Weighted average number of common shares -
   basic and diluted                                1,862,709     1,869,375
                                                   ==========    ==========

 See notes to consolidated financial statements




 HELP AT HOME, INC. AND SUBSIDIARIES

 Consolidated Statement of Changes in Capital Deficiency


                                 Common Stock   Additional                  Treasury Stock
                            ------------------    Paid-In   (Accumulated   -----------------
                              Shares    Amount    Capital     Deficit)     Shares     Amount       Total
                            ---------   ------   ---------   ----------    ------    -------    ----------
 Balance - July 1, 1998     1,869,375  $37,000  $3,694,000  $(1,826,000)                       $ 1,905,000
 Net loss for the year                                       (2,101,000)                        (2,101,000)
                            ---------   ------   ---------   ----------    ------    -------    ----------
 Balance - June 30, 1999    1,869,375   37,000   3,694,000   (3,927,000)                          (196,000)
 Net loss for the year                                       (1,390,000)                        (1,390,000)
 Common stock purchased
   for treasury                                                            10,000   $(23,000)      (23,000)
                            ---------   ------   ---------   ----------    ------    -------    ----------
 Balance - June 30, 2000    1,869,375  $37,000  $3,694,000  $(5,317,000)   10,000   $(23,000)  $(1,609,000)
                            =========   ======   =========   ==========    =======   =======    ==========

 See notes to consolidated financial statements

                                     F-5


 HELP AT HOME, INC. AND SUBSIDIARIES

 Consolidated Statements of Cash Flows

                                                         Year Ended
                                                          June 30,
                                                   ------------------------
                                                      2000          1999
                                                   ----------    ----------
 Cash flows from operating activities:
  Net loss                                        $(1,390,000)  $(2,101,000)
  Adjustments to reconcile net loss to net cash
 provided by operating activities:
    Depreciation                                      137,000       110,000
    Nonoperating income                                             (12,000)
    Bad debt expense                                2,157,000     3,045,000
    Deferred tax expense                                             24,000
    Changes in:
     Accounts receivable                           (2,187,000)   (3,038,000)
     Due from factor                               (1,674,000)
     Prepaid expenses and other current assets         46,000        31,000
     Payroll taxes, interest and penalties          4,226,000     2,940,000 *
     Accounts payable                                (276,000)     (268,000)
     Accrued expenses and other current
       liabilities                                  1,335,000       303,000 *
     Due to third-party payors                       (174,000)     (259,000)
     Current income taxes                              50,000       387,000
     Other assets                                       9,000
                                                   ----------    ----------
       Net cash provided by operating activities    2,259,000     1,162,000
                                                   ----------    ----------
 Cash flows from investing activities:
  Acquisition of property                            (216,000)      (44,000)

 Cash flows from financing activities:
  Purchase of treasury stock                          (23,000)
  Repayment of long-term debt                      (1,607,000)   (1,316,000)
                                                   ----------    ----------
       Net cash used in financing activities       (1,630,000)   (1,316,000)
                                                   ----------    ----------
 Net increase (decrease) in cash                      413,000      (198,000)
 Cash - beginning of year                             214,000       412,000
                                                   ----------    ----------
 Cash - end of year                               $   627,000   $   214,000

 Supplemental disclosure of cash flow
   information:
  Cash payments for:
    Interest                                      $   479,000   $   220,000
    Income taxes                                  $    25,000


 *Reclassified to conform to current year presentation.

 See notes to consolidated financial statements

                                     F-6

 NOTE A - ORGANIZATION AND BUSINESS

 Help at  Home,  Inc.,  a Delaware  corporation  ("Help  (Delaware)"  or  the
 "Company"), was incorporated on August 7, 1995. In connection with the formation of the Company, 2,100,000 shares of Common Stock were issued to the stockholders of Help at Home, Inc., an Illinois corporation ("Help (Illinois)") in exchange for all the common stock of Help (Illinois).

 The consolidated financial statements presented include the accounts of Help (Delaware) and its wholly owned subsidiaries: Help (Illinois), Statewide Healthcare Services, Inc. ("Statewide"), Homemakers of Montgomery, Inc. ("Homemakers"), Rosewood Home Health, Inc. ("Rosewood"), Lakeside Home Health Agency, Inc., a Missouri corporation ("Lakeside (Missouri)"), the Oxford Group, Lakeside Home Health Agency, Inc., an Illinois corporation ("Lakeside (Illinois)"), Preferred Nursing Care ("Preferred") HASC Staffing Systems, Inc. ("HASC") and HAH Aviation ("Aviation").

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

 The Company, through its Homemakers, Lakeside (Missouri), Lakeside (Illinois), and Rosewood subsidiaries ("Medicare agencies"), provided in-home skilled health care services. Homemakers operated in the metropolitan Montgomery, Alabama area; Lakeside (Missouri) and Rosewood operated in the metropolitan St. Louis area; Lakeside (Illinois) operated in the Chicago land area. Lakeside (Missouri), Rosewood and Homemakers of Montgomery, Inc. were certified in their respective states to receive Medicare reimbursement. On June 27, 1998, the Board of Directors adopted a plan to dispose of these entities that provided in-home skilled healthcare services (see Note O).


 NOTE B - LIQUIDITY

 The Company has incurred recurring operating losses and negative working capital and has failed to make substantial payroll tax deposits. Management believes that the Company's viability as a going concern is dependent upon a return to profitability and continued positive cash flow and its ability to better manage its accounts receivable. Management is continuing to review its collection process and implement practices to enhance such processes with a view towards reducing bad debt expense. Management has eliminated one of its software systems for which it had identified certain shortcomings and is implementing new software to control the aging of its accounts receivable.

 There can be no assurances that the Company's ability to restructure its accounts receivable collections as described above will be successful. Management believes that the Company's ability to continue as a going concern depends upon the successful collection of its accounts receivable, a return to profitability, continued positive cash flows and a favorable resolution to the payroll tax arrearage described in Note I[1]. If the Company is unsuccessful in its efforts, the Company may be unable to meet its obligations, making it necessary to undertake such other actions as may be appropriate.

 See Note P with respect to a change in contract of the Company and a related severance change of approximately $3,500,000 in the ensuing fiscal year.

 NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 [1] Principles of consolidation:

    The  consolidated  financial  statements  include  the  accounts  of  the
    Company and  its wholly  owned subsidiaries.   Intercompany  transactions
    and balances have been eliminated in consolidation.

 [2] Revenue recognition:

    The Company has agreements with third-party payors that provide for payments to the Company at amounts different from its established rates. Payment arrangements include reimbursed costs, discounted charges and per diem payments. Revenue is reported at the estimated net realizable amounts from clients, third-party payors and others for services rendered. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided in the period the related services are rendered. Differences between the estimated amounts accrued and interim and final settlements are reported in operating results in the year of settlement. Management continually evaluates the outcome of these reimbursement audits and provides allowances for any potential adjustments. In the opinion of management, retroactive adjustments, if any, would not be material to the financial position or results of operations of the Company.

 [3] Accounts receivable:

    Accounts receivable are stated at estimated net realizable value. The allowance for doubtful accounts is based on management's estimate of collectibility, which considers outstanding accounts receivable, historical experience and current economic conditions.

 [4] Property and equipment:

    Property and equipment are stated at cost. Depreciation is provided using straight-line methods over the estimated useful lives of the assets. Amortization of capitalized lease costs is included in depreciation expense. The estimated useful lives of property and equipment are as follows:

     Software                            3 years
     Computers, autos, office and
       medical equipment                 5 years
     Furniture and fixtures              7 years
     Leasehold improvements              Lease term


 [5] Loss per share:

    Basic and diluted net loss per share are based on the weighted average number of common shares outstanding during the year. The effect of the exercise of warrants and options issued are not included as their effect on net loss per share is anti-dilutive. However, these dilutive securities may have a dilutive effect on earnings per share in the future.

 [6] Income taxes:

    Deferred taxes are recognized for the temporary differences between the bases of assets and liabilities for financial and tax reporting purposes. Deferred income taxes are provided for certain transactions which are reported in different periods for financial reporting than for income taxes. Such differences relate primarily to the Company's provision for doubtful accounts and its reserve for discontinued operations.

    The Company was required to change to the accrual method for reporting its income for tax reporting purposes for the years ended June 30, 1997 and thereafter. Such change requires that the Company include in its taxable income, starting with the year ended June 30, 1997, the cumulative difference between the cash and accrual methods, as of June 30, 1996, over a period not to exceed four years. The year ended June 30, 2000 was the final year in which the Company had to include this amount in taxable income.

 [7] Use of estimates:

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowances for doubtful accounts, accruals for penalties and interest related to payroll taxes, third-party settlements and deferred taxes. The actual results may differ from those estimates and the differences could be material.


 NOTE D - DUE FROM FACTOR

 Under the terms of the factoring agreement, the Company may request advances from the factor up to 80% of aggregate receivables purchased by the factor at an interest rate of prime plus 3.5%. The Company also pays the factor a refundable purchaser's fee of 2.7% per invoice. The fee is refundable to the extent that the account is collected in less than 90 days at .033% per day for each day below the 90 days. The Company sells and assigns a substantial portion of its receivables, with recourse, to the factor. The factor maintains liens on all accounts receivable, contract rights and all proceeds of the foregoing. These transfers are recognized as sales of receivables.


 NOTE E - CONCENTRATIONS OF RISK

 The Company grants credit without collateral pursuant to various third-party payor agreements and a limited number of arrangements with individual clients. The majority of the clients served by the Company are covered under a third-party payor agreement. The mix of receivables from patients and third-party payors at June 30, 2000, was as follows:

     Illinois Department of  Aging ("IDOA")        40%
     Medicaid waiver                               48
     Medicaid                                       6
     Other third-party payors                       3
     Clients                                        3
                                                  ---
                                                  100%
                                                  ===


 NOTE F - PROPERTY AND EQUIPMENT

 Property and equipment consists of the following at June 30, 2000:

     Furniture and fixtures                   $ 318,000
     Office, computer and medical equipment     616,000
     Autos                                       43,000
                                               --------
                                                977,000
     Less accumulated depreciation             (760,000)
                                               --------
                                              $ 217,000
                                               ========

 The total amount of equipment recorded under capitalized leases included above was $103,000 and was fully amortized.


 NOTE G - ACCRUED EXPENSES

 Accrued expenses consist of the following at June 30, 2000:

   Accrued wages                               $1,160,000
   Accrued loss on discontinued operations         86,000
   Income tax payable                           1,560,000
   Other                                          189,000
                                                ---------
                                               $2,995,000
                                                =========


 NOTE H - INCOME TAXES

 The provision for federal and state income taxes consists of the following:

                                              Year Ended
                                               June 30,
                                        ----------------------
                                          2000          1999
                                        ---------      -------
      Current:
        Federal                        $1,271,000     $ 90,000
        State                             239,000       16,000
      Deferred:
        Federal                                         20,000
        State                                            4,000
                                        ---------      -------
                                       $1,510,000     $130,000


 A reconciliation of income tax expense with federal income taxes at the statutory rate follows:

    Federal income taxes at the statutory rate          34.0%   (34.0)%
    Increase in taxes resulting from:
     State income tax, net of federal benefit          131.5      1.0
     Nondeductible items                               193.2     15.5
     Valuation of temporary differences                819.2     23.1
     Prior year underaccrual                            80.0
     Other                                                        0.6
                                                     -------     ----
    Income tax provision                             1,257.9%     6.2%
                                                     =======     ====

 The income tax effects of temporary differences that give rise to the net deferred tax asset at June 30, 2000 are as follows:

    Current deferred tax assets:
     Provision for doubtful accounts                   $ 1,591,000
     Discontinued operations                                35,000
                                                        ----------
                                                         1,626,000
                                                        ----------
    Noncurrent deferred tax assets:
     Jobs tax credit carryforward                           55,000
     Depreciation                                            8,000
                                                        ----------
    Noncurrent deferred tax assets                          63,000
                                                        ----------
    Net deferred tax assets                              1,689,000
    Valuation allowance                                 (1,689,000)
                                                        ----------
    Net deferred tax asset                             $         0
                                                        ==========

 The Company has job tax credits of approximately $55,000 at June 30, 2000. These job credits expire in 2008. The Company's deferred tax asset at June 30, 2000 has been fully reserved as its future realization cannot be determined. The valuation reserve increased $983,000 and $551,000 for the years ended June 30, 2000 and 1999, respectively.

 NOTE I - COMMITMENTS AND CONTINGENCIES

 [1] Payroll tax penalties and interest:

    The Company has not paid federal and state payroll taxes and payroll tax withholding liabilities aggregating $6,080,000. Management has engaged counsel to represent the Company with respect to these payments. The Company has reserved approximately $1,588,000 for such penalties and interest through June 30, 2000, however, there can be no assurance that the respective taxing authorities will not take action against the Company.

 [2] Leases:

    The Company has operating lease commitments for office space and equipment which have various expirations through 2003. Operating leases for office space include escalation clauses for increases in real estate taxes and certain operating expenses. Future minimum lease payments under operating leases as of June 30, 2000 are as follows:

         Year
        Ending
       June 30,
       --------
        2001      $ 222,000
        2002         42,000
        2003         13,000
                   --------
                  $ 277,000
                   ========


    Rent expense under operating leases was $439,000 and $532,000 for the years ended June 30, 2000 and 1999, respectively. The lease for the Company's headquarters expires in November 2000. The Company has executed a lease for new space in October 2000 providing for a monthly base rent of approximately $23,000 with escalations to approximately $30,000 per month. The lease term is from February 2001 through January 2011 and is not reflected in the above future minimum lease payments.

 [3] Litigation:

    The Company has been named in several legal proceedings in connection with matters that arose during the normal course of its business. While the ultimate result of the litigation or claims cannot be determined, it is management's opinion based upon consultation with counsel, that it has adequately provided for losses that may be incurred related to these claims.

 [4] Termination and benefits agreements:

    An employment agreement with the President and Chief Operating Officer provides for a maximum aggregate salary of approximately $390,000 over a period of 36 months and for a payment in the event of a change in control which was subsequently waived (see Note P).

    On December 5, 1997, a termination and benefits modification was made to the Chief Executive Officer's ("CEO") employment agreement. In the event of a change in control, the maximum aggregate severance commitment pursuant to this contract provision was to have been approximately $2,555,000, however see Note P.


 [5] Due to third-parties:

    Through December 1998, the Company provided in-home skilled health care services. Reimbursement for these services had been paid by Medicare intermediaries to the Company. Amounts paid to the Company are subject to audit. The Company has reserved approximately $280,000 at June 30, 2000 to cover open cost report periods which have not been finalized.


 NOTE J - MAJOR CUSTOMER

 Fees billed  to one  major customer,  the IDOA  accounted for  approximately
 $21,313,000  (63%)  and  $16,900,000  (60%)  of  the  total  revenues   from
 continuing operations for the years ended June 30, 2000 and 1999, respectively. The amounts due under such contracts totaled $4,098,000 and $2,219,000 at June 30, 2000 and 1999, respectively.

 The Company is subject to the IDOA's requirement whereby 73% of the total service fees received from the department must be expended on direct service worker costs, as defined. As a participant with the IDOA, the Company is subject to an audit of its systems and procedures to determine whether the Company is in compliance with the rules and regulations of the contract. As of June 30, 2000, management believes the Company is in compliance with the contract.


 NOTE K - RELATED PARTY TRANSACTIONS

 The Company has a loan due from an officer/stockholder in the amount of $146,000, including accrued interest thereon, as of June 30, 2000. The loan bears interest at 9% per year. The principal plus accrued interest was due on July 31, 1998. Subsequent to July 30, 1998, the due date on this loan was extended until July 31, 1999, and again until July 31, 2000. The former stockholder had agreed to pay $15,000 annually to be applied first to interest and the balance to reductions of principal; no such payment was made in the year ended June 30, 2000. At the expiration of his employment (severance) agreement, (see Note P) the unpaid balance would approximate $160,000. The Company has not accrued interest income on this nonperforming loan for the year ended June 30, 2000.

 The Company entered into an employment agreement with the Chairman/Chief Executive Officer, a major stockholder, effective in December, 1997. Pursuant to the agreement, the stockholder received a base salary of $230,000 subject to increases at the discretion of the Compensation Committee of the Board of Directors. In addition, the stockholder is entitled to receive a benefit allowance equal to 10% of the stockholder's base salary per year and an annual incentive bonus ranging from $25,000 to $100,000 based on after tax income adjusted for non-cash expenses and extraordinary items. The agreement also subjects the stockholder to noncompetition provisions. The agreement includes the reimbursement of certain personal expenses incurred by the Chairman due to his continuous travel on the Company's behalf. The agreement also provides for severance and a one-time change of control payment in the event of involuntary termination without cause or termination arising from a change in the ownership and/or management of the Company. The maximum aggregate severance commitment pursuant to this contract provision was approximately $2,555,000, in the form of a one-time payment. Total compensation under this contract for the years ended June 30, 2000 and 1999 totaled $406,000 and $305,000, respectively (see Note P).

 The Company, acting as a subcontractor, billed $73,000 in service fees for the year ended June 30, 1998, to a not-for-profit organization in which an officer/stockholder of the Company is an officer. The amount due from this organization was $91,000 at June 30, 1998 and was written off during the year ended June 30, 1999. The organization occupies certain space in the Company's leased facilities without charge.

 A director of the Company received payments totaling approximately $9,000 and $4,000 for the years ended June 30, 2000 and 1999, respectively, for legal services.


 NOTE L - STOCK OPTIONS

 The Company has elected to continue to account for its stock-based compensation plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Under the provisions of APB No. 25, compensation arising from the grant of stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock. In August 1995, the Company adopted the 1995 Stock Option Plan (the "Plan"). Under the Plan, incentive stock options and nonqualified stock options may be granted, at the discretion of the Board, to purchase up to 264,375 shares of the Company common stock through the year 2005. In January, 1997, the shareholders approved an increase of 1,500,000 shares to the number of shares available for which options may be granted. Incentive stock options are to be granted at a price not less than the fair market value of the Company's Common Stock at the date of the grant. The exercise price may not be less than 110% of the fair market value of the Company's Common Stock at the date of the grant if the shareholder owns 10% or more of the Company's outstanding stock. Options may be granted to employees, consultants, and directors of the Company and must be exercised within ten years of the date of the grant. Nonqualified stock options are exercised at a price to be determined by the Board of Directors for a period of ten years after the grant date. No nonqualified options have been granted under the Plan.

 Activity relating to stock options during the years ended June 30, 2000 and 1999:

                                          2000                   1999
                                   -------------------    -------------------
                                    Number     Average     Number     Average
                                      of      Exercise       of      Exercise
                                    Shares      Price      Shares      Price
                                   --------     -----     --------     -----
   Outstanding at beginning of
     period                         870,000     $ 2.31     870,000    $ 2.31
   Granted                          200,000       1.25
                                  ---------                -------
   Outstanding at end of period   1,070,000       2.12     870,000      2.31
                                  =========                =======
   Exercisable                    1,070,000       2.12     870,000      2.31
                                  =========                =======

 1,500,000 shares of common stock have been reserved for issuance of stock options pursuant to the plan.

 The following table summarizes information about stock options at June 30, 2000:

                                   Options Outstanding            Options Exercisable

                                           Average
                                          Remaining   Weighted                Weighted
                                         Contractual   Average                Average
                              Number        Life      Exercise     Number     Exercise
  Range of Exercise Price  Outstanding    In Years      Price   Exercisable    Total
  -----------------------  -----------    --------      -----   -----------   --------
      $1.12 to $1.25         550,000         7.8        $1.17     550,000     $ 1.17
          $1.63              300,000         8.7         1.63     300,000       1.63
          $4.95              200,000         6.7         4.95     200,000       4.95
          $6.88               20,000         5.7         6.88      20,000       6.88
                           ---------                            ---------
                           1,070,000                     2.12   1,070,000       2.12
                           =========                            =========

 No compensation expense has been recognized in the Company's financial statements, as the Company continues to apply the provisions of Accounting Principles Board Opinion No. 25. However, were the Company to report under the fair value methodology set out in Statement of Financial Accounting Standard No. 123, the net loss and loss per share would have been $1,427,000 and $.76, respectively, for the year ended June 30, 2000 and $2,275,000 and $1.22, respectively, for the year ended June 30, 1999. This amount was estimated using Black-Scholes stock option pricing method. The significant weighted average assumptions used are as follows:

                                       2000      1999
                                       ----      ----

      Risk free interest rate           6.33%     5.7%
      Expected life in years            8         8
      Volatility                      107%       66%
      Dividend yield                    0         0


 NOTE M - STOCK WARRANTS OUTSTANDING

 The Company has 1,638,750 outstanding stock purchase warrants as of June 30, 2000. Each warrant entitled the holder to purchase one share of Common Stock at an exercise price of $6.00 per share at any time. The warrants expire on December 4, 2000.

 The Company has also issued to the underwriters of its IPO, for nominal consideration, the Underwriters' Warrant to purchase from the Company up to 71,250 Units. Each unit consists of one share of common stock and two redeemable common stock purchase warrants. The Underwriters' Warrant was exercisable at a price of $10.08 per unit for a period of four years commencing December 5, 1996. These warrants expire on December 5, 2000.


 NOTE N - REPORTABLE SEGMENTS

 Management has elected to identify the Company's reportable segments based on geographic areas (states): Alabama, Illinois, Missouri and Mississippi. Due to the manner in which the Company's subsidiaries are organized and managed, it should be noted that segment information for Illinois includes operations located in Arkansas and Indiana. Revenues in all four segments are derived from the provision of both skilled nursing services and unskilled homemaker/respite services. Information related to the Company's reportable segments for 2000 is as follows (in thousands):

                            Alabama  Illinois  Missouri   Mississippi Corporate  Total
                             -----    ------     -----       -----     ------    ------
 Continuing operations:
   Revenues (1)             $2,645   $24,324    $1,724      $4,891    $     0   $33,584
   Direct costs              1,782    16,289     1,114       3,357          0    22,542
                             -----    ------     -----       -----     ------    ------
   Gross margin                863     8,035       610       1,534          0    11,042
   Operating expenses          539     4,139       495       1,085      4,123    10,381
                             -----    ------     -----       -----     ------    ------
   Operating income
        (loss)              $  324   $ 3,896    $  115      $  449    $(4,123)  $   661
                             =====    ======     =====       =====     ======    ======
   Total assets             $1,179    $4,990     $1,347     $1,957    $   182   $ 9,655
                             =====    ======     =====       =====     ======    ======

      (1) Illinois segment includes approximately $21,313 of revenue from the IDOA.


 A reconciliation of the segments' net income to the consolidated net loss is as follows (in thousands):

      Segments' net income                 $   661
      Interest expense                        (541)
      Income tax expense                    (1,510)
                                            ------
      Consolidated net loss                $(1,390)
                                            ======

 Information related to the Company's reportable segments for 1999 is as follows (in thousands):


                            Alabama  Illinois  Missouri   Mississippi Corporate  Total
                             -----    ------     -----       -----     ------    ------
 Continuing operations:
   Revenues (1)             $3,103   $19,447    $1,328      $4,011    $     0   $27,889
   Direct costs              2,193    13,216       810       2,871          0    19,090
                             -----    ------     -----       -----     ------    ------
   Gross margin                910    6,231        518       1,140          0     8,799
   Operating expenses          868    4,925        575       1,614      2,476    10,458
                             -----    ------     -----       -----     ------    ------
   Operating income
     (loss)                 $   42   $1,306     $  (57)     $ (474)   $(2,476)  $(1,659)
                             =====    ======     =====       =====     ======    ======
   Total assets             $1,398    $2,889    $1,637      $1,225    $   548   $ 7,697
                             =====    ======     =====       =====     ======    ======

      (1) Illinois segment includes approximately $16,900 of revenue from the IDOA.


 A reconciliation of the segments' net loss to the consolidated net loss is as follows (in thousands):

      Segments' net loss                 $(1,659)
      Nonoperating income                     12
      Interest expense                      (324)
      Income tax expense                    (130)
                                          ------
      Consolidated net loss              $(2,101)
                                          ======


 NOTE O - DISCONTINUED OPERATIONS

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

                                             2000            1999
                                           --------         --------
       Cash                                                $   6,000
       Accounts receivable, net                              299,000
       Accounts payable                                      (15,000)
       Accrued expense                    $ (87,000)        (196,000)
       Due to third-party payors           (280,000)        (454,000)
                                           --------         --------
                                          $(367,000)       $(360,000)
                                           ========         ========

 The Medicare agencies' had no revenues in 2000 and revenues of $415,000 in 1999 and losses from operations of $109,000 and $311,000 in 2000 and 1999, respectively.


 NOTE P - SUBSEQUENT EVENT

 On August 3, 2000, the Company's majority stockholder, Chairman of the Board and Chief Executive Officer ("CEO"), in a private transaction executed a Stock Purchase Agreement effective July 31, 2000 to sell 959,999 shares of common stock (representing 99.7% of the stockholder's interest) and his 700,000 stock options to buy shares at exercise prices ranging from $1.25 to $4.65 to HAH Holdings LLC ("Holdings") for $2,000,000. Holdings is a Delaware limited liability company affiliated with Oxford Commercial Funding LLC ("Oxford"). Oxford has been providing accounts receivable factoring services to the Company since July 1999.

 The transaction resulted in the Company becoming a subsidiary of Holdings and triggered the change in control provisions with respect to employment agreements of the CEO and the President. The parties amended the former CEO's employment agreement to reduce the change in control payment to $689,655. In addition, the former CEO is to receive an increase in base salary to $400,000 per annum for the remaining term of the agreement which expires in December 2007. The present value of the amended contract discounted at a rate of 6% is approximately $2,340,000. The result of the change in control and amendment to the employment agreement will result in a charge to the Company of approximately $3,000,000 for severance pay.

 The President/COO agreed to waive his change in control provision and signed an employment agreement to continue in his position under the same terms of his original employment agreement.