Form 10QSB
period 2000-09-30
HELP AT HOME INC
filed 2001-09-28
CIK 1001109

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2000
                        Commission File No. 033-97034


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

                                (312) 762-9999
               (Issuer's telephone number, including area code)

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

 Common Stock, par value $.02 per share, 1,869,375 shares outstanding as of February 16, 2001

 Transitional Small Business Disclosure Format: Yes   No[x]




                              Help At Home, Inc
                                    Index

 Part I.        FINANCIAL INFORMATION

 Item 1.        FINANCIAL STATEMENTS

                Consolidated Balance Sheet at
                September 30, 2000                                3

                Consolidated Statements of Income
                for the three months ended
                September 30, 2000 and 1999                       4

                Consolidated Statements of  Cash Flows
                for the three months ended
                September 30, 2000 and 1999                       5

                Notes to the Consolidated Financial Statements    6

 Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS                                        7

 Part II.       OTHER INFORMATION                                13

 ITEM 1.        LEGAL PROCEEDINGS                                13

 ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS        13

 ITEM 3.        DEFAULTS UPON SENIOR SECURITIES                  13

 ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS                                 13

 ITEM 5.        OTHER INFORMATION                                13

 ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                 13

 SIGNATURES     SIGNATURES                                       14

                              HELP AT HOME, INC.
                          Consolidated Balance Sheet

                                                             September 30
                                                                 2000
                                                             (Unaudited)
                                                             -----------
           Assets

 Current Assets:
      Cash and cash equivalents                             $    737,627
      Accounts receivable (net of allowance
        for doubtful accounts of ($3,500,000)                  5,644,072
      Prepaid expenses and other current assets                  109,890
      Accounts Receivable Financing                            2,256,306
                                                             -----------
           Total Current Assets                                8,747,895
 Furniture and equipment, net                                    252,885
 Due from officer                                                149,593
 Other assets                                                     79,143
                                                             -----------
           Total Assets                                     $  9,229,516
                                                             ===========

      Liabilities and Stockholders' Deficit

 Current Liabilities:
      Accounts payable                                      $  2,126,327
      Accrued expenses and other current Liabilities          11,942,715
      Due to third party payors                                  280,024
                                                             -----------
           Total Current Liabilities                          14,349,066

 Preferred stock, par value $.01 per share;
   1,000,000 shares authorized, none issued or outstanding
 Common stock, pare value $.02 per share; 14,000,000
   shares authorized, 1,869,375 issued and outstanding            37,388
 Additional paid in capital                                    3,694,401
 Deficit                                                      (8,851,339)
                                                             -----------
           Total Stockholders' Deficit                        (5,119,550)
           Total Liabilities and Stockholder's Deficit      $  9,229,516
                                                             ===========

      The accompanying notes to these consolidated financial statements are an integral part hereof.


                              HELP AT HOME, INC.
                      Consolidated Statements of Income
                                 (Unaudited)


                                               Three Months Ended September 30
                                                    2000             1999
                                                 ----------       ----------
 Service fees                                   $ 9,288,000      $ 7,931,000

 Direct costs of services                         6,435,000        5,395,000
                                                 ----------       ----------
 Gross margin                                     2,853,000        2,536,000

 Selling, general and administrative expenses     6,390,000        2,381,000
                                                 ----------       ----------
 Income from operations
 Before income tax expense                       (3,537,000)         155,000

 Income tax expense                                  12,000           44,000
                                                 ----------       ----------
 Net Income                                     $(3,549,000)     $   111,000
                                                 ==========       ==========
 Basic and diluted
 Earnings per share                             $     (1.90)     $       .06
                                                 ==========       ==========
 Weighted average number of
 Common shares                                    1,869,375        1,869,375


      The accompanying notes to these consolidated financial statements
                         Are an integral part hereof.


                              HELP AT HOME, INC.
                      Consolidated Statement of Cash Flows
                                  (Unaudited)

                                               Three Months Ended September 30
                                                    2000             1999
                                                 ----------       ----------
 Cash flows from operating activities:
      Net income                                $(3,549,000)     $   111,000
      Adjustments to reconcile net income
        to net cash provided by
        operating activities:
      Depreciation                                   27,000           21,000
      Bad Debt Expense                                               238,000
      Deferred income taxes                        (139,000)
 Changes in:
 Accounts receivable                              1,307,000         (277,000)
 Prepaid expenses and other
   Current assets                                   (10,000)        (162,000)
 Accounts payable                                   135,000            1,000
 Other current liabilities                        2,988,000        1,865,000

 Net cash provided by
 Operating activities                               759,000        1,847,000

 Cash flows from investing activities:
 Acquisition of property                            (63,000)         (18,000)
 (Increases) in shareholder loan                     (4,000)               -
                                                 ----------       ----------
 Net cash used in investing activities              (67,000)         (18,000)

 Cash flows from financing activities:
      Proceeds from short-term debt                                1,637,000

 Repayment of short-term debt                      (582,000)      (1,439,000)

 Repayment of long-term debt                              -       (1,607,000)
                                                 ----------       ----------
 Net cash used in
 financing activities                              (582,000)      (1,409,000)

 Net increase in cash and
 Cash equivalents                                   110,000          420,000
 Cash and cash equivalents:
 Beginning of period                                627,000          214,000
                                                 ----------       ----------
 End of period                                  $   737,000      $   634,000
                                                 ==========       ==========
 Supplemental disclosure of cash flow
 Information:

 Cash payments for:

 Interest                                       $   152,000      $   173,000
 Income taxes                                             -                -

      The accompanying notes to these consolidated financial statements are an integral part hereof.

                              HELP AT HOME, INC.
           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 Note 1:        Basis of Presentation

 These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated financial Statements and Notes thereto included in Help At Home, Inc.'s (the company) annual Report on Form-KSB for the fiscal year ended June 30, 2000 (2000 Form 10-KSB). The following Notes to the Unaudited Consolidated Financial Statements highlight the significant changes to those Notes included in the 1999 Form 10-KSB and such interim disclosures as required by the Securities and Exchange Commission. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles but is not required for interim reporting purposes has been omitted. The accompanying unaudited consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The financial results for interim periods may not be indicative of financial results for the full year.

 Note 2.:       Debt

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

 Termination and Benefits Agreements. As of October, 1997 the Company's Compensation Committee established a termination and benefits policy with respect to key executive employees which provides for payment of severance and benefits to promote adherence to the Company's non-competition policies in the event of involuntary termination without cause and/or a change in control. As of March 1, 1998 the Company entered into an employment agreement with the chief Operating Officer. In the event of a change in control the maximum aggregate salary commitment for this employee would be approximately $585,000. This employment agreement was amended as of August 3, 2000. Under the terms of the amendment, the chief Operating Officer waived his change of control payment that became due as a result of the departure of Mr. Goldstein. However, he retained the rights to a future payment in the event of another change in control.

 As of December 5, 1997 the Compensation Committee also approved a revised ten-year contract for Lou Goldstein, Chief Executive Officer which provides for severance and a one-time change of control payment in the event of involuntary termination without cause or termination arising from a change in the ownership and/or management of the Company. Assuming an effective date of December 1, 2000, the maximum aggregate severance commitment pursuant to this contract provision is approximately $2.8 Million. The change of control payment is defined as an amount equal to 10% of excess market capitalization of the Company on the 30th day following the change in control. Excess market capitalization is defined as an amount equal to the Company's outstanding capital stock multiplied by the closing per share price on the 30th day following the change less $6 Million. On August 3, 2000 Mr. Goldstein's contract was amended as part of a transaction in which he sold his stock in the company. As a result he is to receive $400,000 per year for the next seven years and the received a change of control payment in the amount of $698,000. The entirety of these payments has been recognized as expense in this quarter.

 Note 4:   Earnings Per Share.

 Earnings per share have been determined by dividing earnings by the weighted average number of shares of common Stock outstanding during each period.

 Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 Overview:

 Help At Home, Inc. (the "Company") provides general homemaker and respite services to the elderly, medically fragile and disabled in their homes. The Company has engaged in the provision of unskilled homemaker services for over two decades. Help At Home operates 28 locations in Illinois, Missouri, Indiana, Alabama, and Mississippi. The company derives a significant portion of its revenues from 32 contracts with the Illinois Department on Aging. Similarly, the Company contracts with other state, regional and municipal agencies for the provision of custodial home care services.

 The Company's Board of Directors elected to discontinue Medicare home health operations and adopted a disposition plan as of June 30, 1998 which calls for the sale or closure of the Company's Medicare home health agencies (Homemakers of Montgomery, Inc., Lakeside Home Health Agency, Inc. (IL), Lakeside Home Health Agency, Inc. (MO), and Rosewood Home Health, Inc. In connection with the Company's decision to discontinue Medicare home health services, Lakeside Home Health Agency Inc., (IL ceased operations as of August 31, 1998. Certain assets of Homemakers of Montgomery, In. were sold as of October 9, 1998 and that entity's patients were simultaneously transferred to a non-affiliated provider. Rosewood Home Health, Inc. was closed as of October 30, 1998 and its patients transferred to another non-affiliated provider. Lakeside Home Health Agency, Inc. (MO) was closed on December 12, 1998 and its patients transferred to another non-affiliated provider.

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

 This report covers the Company's operations for the first quarter of its 2001 fiscal year which will end on June 30, 2001. References herein to the first quarter of 2001 are specifically intended to relate to the quarter ended September 30, 2000, while references to the first quarter of 2000 are specifically intended to relate to the quarter ended September 30, 1999.

 THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999:

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


                  Alabama       Illinois       Missouri    Mississippi        Total
                2000   1999   2000    1999   2000    1999  2000   1999     2000   1999
               -----  -----   -----   -----  -----  -----  -----  -----    -----  -----

 Revenues     $  606 $  629  $6,785  $5,839  $ 431  $ 362 $1,467 $1,101   $9,289 $7,931
   Direct
   Cost          464    440   4,647   3,927    302    238  1,022    790    6,435  5,395
               -----  -----   -----   -----  -----  -----  -----  -----    -----  -----
 Gross
  Margin          42    189   2,138   1,912    129    124    445     11    2,854  2,536

 Operating
  Expenses       125    123   1,037     951    122     49    290     15    1,574  1,338
               -----  -----   -----   -----  -----  -----  -----  -----    -----  -----
 Operating
  income
  loss            17     66   1,101     961      7     75    155     96    1,280  1,198
               =====  =====   =====   =====  =====  =====  =====  =====    =====  =====
 Net Income
  (loss)      $   17 $   66  $1,101  $  961 $    7  $  75 $  155 $   96   $1,280 $1,198
               =====  =====   =====   =====  =====  =====  =====  =====    =====  =====
 Total
  Assets      $  598 $1,368  $3,169  $3,283 $1,169 $1,495 $ 1496 $1,254    6,432 $7,400
               =====  =====   =====   =====  =====  =====  =====  =====    =====  =====


   Reconciliation of segments' operating income to the consolidated net income (loss) is as follows:

                                          2000                   1999
                                         ------                 ------
 Segments' operating income             $ 1,280                $ 1,198
 Less:
      Income tax expense                     12                     44
      Corporate overhead expense         (4,807)                 1,043
                                         ------                 ------
 Net income (loss)                      $(3,549)                   111
                                         ======                 ======

 Reconciliation of segments' total assets to consolidated net assets is as follows:


 Segments Total Assets                  $ 6,432                $ 7,400
 Plus:
   Corporate/support entities'
     total assets                         2,798                    915
                                         ------                 ------
           Total Assets                 $ 9,230                $ 8,315
                                         ======                 ======

 Client Service Revenue: Revenues derived from services to the Company's clients for the three months ended September 30, 2000 grew to approximately $9.3 Million reflecting an increase of approximately $1.3 Million or 15% over the first quarter from the same last year.

 Approximately $8.37 Million, or 90%, of the Company's revenues for the first quarter of 2001 were derived from contracts pursuant to which the Company provides custodial services to clients in their homes. For the same quarter of fiscal 2000, contract services represented $7.1 Million or 90% of total revenues. Approximately $837,000, or 10%, of the Company's first quarter 2001 revenue was derived from commercial payors, institutional staffing arrangements, and private pay arrangements as compared to $793,000 or 10% for the same quarter of 2000.

 A comparison of the first quarter of fiscal 2001 as contrasted to the same period in fiscal 2000, by state, shows the greatest revenue growth ($946,000 or 16%) in Illinois, followed by Mississippi ($366,000 or 33%) and Missouri ($69,000 or 19%). Alabama revenues declined by $23,000 or 4% from 2000 to 2001 due to the Company's decision to deemphasize unprofitable services.

 Approximately 70% ($946,000) of the fiscal 2001 growth in revenue was derived from services provided to clients of the Illinois Department on Aging ('IDOA"). Services to IDOA clients amounted to 63% of consolidated revenues for the first quarter of fiscal 2001. The Company realized, as of July 1, 2000, a 2.5% increase for all services provided to IDOA clients.

 Direct Costs of Providing Services: Direct costs of providing services to clients, comprised entirely of wages and related expenses paid to field staff members, were $6,435,000 ($69% of revenues) for the three months ended September 30, 2000 versus $5,395,000 (68% of revenues) for the same quarter one year earlier. The increase of $1,040,000 (19%) is attributable primarily to the increase in service volume during the quarter as well as an increase in wages due to the tight labor market. A comparison of direct costs by segment shows that, as a percentage of revenues, Illinois direct costs were 68% for the fiscal 2001 quarter and 67% for the fiscal 2000 quarter. Alabama direct costs were 76% for the fiscal year 2001 quarter compared to 70% for the corresponding quarter in fiscal 2000. The 6% decrease in performance is attributed to the Company's increased costs associated with field staff travel. Missouri direct costs were 70% of revenues for the quarter ended September 30, 2000 versus 66% of revenues for the same quarter one year earlier which was partially attributable to an increase in revenue and partially attributable to increased wages necessitated by labor market conditions. Mississippi direct costs were 70% of revenues for the 2001 quarter versus 72% for the same quarter in fiscal 2000.

 The gross margin on services grew by $318,000 in fiscal 2001 and reached approximately $2.8 Million as compared to approximately $2.5 Million for the same quarter in fiscal 2000. Gross margin contributions by state include $1,037,000 for Illinois (compared to $1,912,000 for the same quarter last year), $142,000 for Alabama (as compared to $189,000 for the same quarter last year), $129,000 for Missouri (as compared to $124,000 for the same quarter last year) and $445,000 for Mississippi (as compared to $311,000 for the same quarter last year).

 Selling, General and Administrative Expense: Overall selling, general and administrative expenses increased by $3,883,000 for the first quarter of fiscal 2001 moving from $2,381,000 in fiscal 2000 to $6,265,000 in fiscal 2000. Approximately 3,748,000 of the increase is attributable to compensation that became payable to Lou Goldstein under his employment agreement and in connection with the sale of his stock. The additional expense increase were attributable to increased interest expense.

 Selling, general and administrative expense for the first quarter of fiscal 2001 represented 67% of revenues as compared to 28% of revenues for the same quarter in fiscal 2000. The increased expenses were primarily attributable to compensation which became due to Lou Goldstein under his employment agreement and resulted in an operating loss of $3,536,920 compared to pre tax income of 343,000 for the same quarter last year.

 Administrative salaries and benefits increased by $3,839,621 for the quarter to $4,811,621 versus $9712,000 for the same period one year earlier. The increase is attributable to compensation due to Lou Goldstein under his employment agreement. Professional fees and insurance expenses were 289,000 during the quarter compared to 290,000 for the corresponding quarter one year earlier. Occupancy expenses grew form $271,000 to 329,385 quarter to quarter. Travel and entertainment expenses decreased by approximately $13,000 during the first quarter of 2001, moving from $64,000 to 51,000. The decrease was due to decrease travel expenses of high level management. Bad debt expenses decreased by $100,000 to $38,000 due primarily to improved receivables management.

 With respect to the Company's identified segments, Illinois operations experienced an $86,000 increase in overall operating expenses moving from $951,000 to $1,037,000 quarter to quarter. The increase is due to increased volume which necessitated the hiring of additional supervisory staff. Alabama operating expenses increased by $2,000 form 2000 to 2001. Missouri operating expenses increased by $73,000 from $49,000 in the first quarter of fiscal 2000 to $122,000 in the first quarter of fiscal 2001. The increase was attributed to the expansion of one office and establishment of two new locations. Mississippi operating expenses increased by $75,000. The increase was attributed to the expansion and growth of the business which necessitated hiring new staffers and office personnel.

 Earnings A: Net loss of $3,548,893 in the first quarter of 2001 compares to net income of $111,000 for the same quarter last year. The loss per share was 1.90 compared to earnings per share of $.06 for the same quarter last year. The EPS calculation is based on the computations guidelines for earnings per share information contained in the FASB Statement of Financial Accounting Standards No. 128. "Earning Per Share." As stated above the loss was primarily attributable to the accrual of all of amounts due to Mr. Goldstein under his employment agreement in the first quarter.

 LIQUIDITY AND CAPITAL RESOURCES:

 The Company's basic cash requirements are for operating expenses, generally comprised of labor, occupancy and administrative costs. The Company relied in fiscal 2001 on approximately $1.1 Million of new borrowings under its existing credit facility to augment cash flow from operations for business expansion. The Company's secured debt obligations total approximately $585,000 as of September 30, 2000.

 Cash provided by operations in fiscal 2001 was $759,000 versus 1,847,000 for the same quarter in fiscal 2000.

 The Company had approximately $737,000 of cash on hand as of September 30, 2000 as contrasted to $634,000 of cash on hand at September 30, 1999. Based on the Company's operating projections, cash flows from established operations should be sufficient to fund existing business locations during the remainder of the fiscal year.

 As of the close of business February 12, 2001. the closing price of the Common Stock was $1.43.


 PART II.  OTHER INFORMATION

 ITEM 1.   LEGAL PROCEEDINGS

 The Company is not a party to any legal proceedings which it believes may have a materially adverse effect on the Company's financial condition or results of operations.

 ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

 NONE.

 ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

 NONE.

 ITEM. 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

 NONE.

 ITEM 5    OTHER INFORMATION.

 NONE

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

 NONE.


                                  SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                HELP AT HOME, INC.

                Registrant

                Date: February 13, 2001       /s/  Joel Davis
                                              -----------------------
                                              Joel Davis
                                              President