Form 10QSB
period 2000-12-31
HELP AT HOME INC
filed 2001-09-28
CIK 1001109

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2000
                      Commission File No. 033-97034

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

     Common  Stock,   par  value  $.02  per   share,  1,869,375  shares
     outstanding as of February 14, 2001

     Transitional Small Business Disclosure Format: Yes   No [X]

                              Help at Home, Inc.

                                    Index

     PART I. FINANCIAL INFORMATION

     ITEM 1.      FINANCIAL STATEMENTS

                       Consolidated Balance Sheet at
                       December 31, 2000                                2

                       Consolidated Statements of Income
                       for the three months ended
                       December 31, 2000 and 1999                       3

                       Consolidated Statements of Income
                       for the Six months ended December 31,
                       2000 and 1999                                    4

                       Consolidated Statements of Cash Flows
                       for the six months ended
                       December 31, 2000 and 1999                       4

                       Notes to the Consolidated Financial Statements   5

     ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS        6

     PART II:      OTHER INFORMATION                                   12

     ITEM 1.       LEGAL PROCEEDINGS                                   12

     ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS           12

     ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                     12

     ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF
                   SECURITY HOLDERS                                    12

     ITEM 5.       OTHER INFORMATION                                   13

     ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                    13

                   SIGNATURES                                          13


                                HELP AT HOME, INC.
                           Consolidated Balance Sheet
                                                             December 31
                                                                 2000
                                                             (Unaudited)
                                                             -----------
                                       Assets
              Current Assets:
                    Cash and cash equivalents                $   471,000
                    Accounts receivable (net of allowance
                       for doubtful accounts of $3,513,437)  $ 6,924,000
                    Prepaid expenses and other current
                       assets                                $   551,000
                    A/R Financing                            $ 3,081,000
                                                              ----------
                         Total Current Assets                $11,027,000

              Furniture and equipment, net                   $   341,000
               Due from officer                              $   137,000
               Other assets                                  $    79,000
                                                              ----------
                         Total Assets                        $11,584,000
                                                              ==========
                    Liabilities and Stockholders' Deficit
              Current Liabilities:
                    Accounts payable                         $ 2,364,000
                    Accrued expenses and other current
                      liabilities                            $13,764,482
                    Due to third party payors                $   280,000
                    Current maturities of short-term debt    $     3,000
                    Deferred income taxes - current          $   150,000
                                                              ----------
                         Total Current Liabilities           $16,408,482

               Preferred stock, par value $.01 per share;
                  1,000,000 shares authorized, none issued
                  or outstanding                                     -
               Common stock, par value $.02 per share;
                  14,000,000 shares authorized, 1,869,375
                  issued and outstanding                     $    37,000
               Additional paid in capital                    $ 3,694,000
               Deficit                                       $(8,555,000)
                                                              ----------
            Total Stockholders' Equity                       $ 4,824,000
            Total Liabilities and
               Stockholders' Deficit                         $11,585,000
                                                              ==========

         The accompanying notes to these consolidated financial statements are an integral part hereof.



                              HELP AT HOME, INC.
                      Consolidated Statements of Income
                                 (Unaudited)

                                               Three Months Ended December 31
                                                    2000             1999
                                                 ----------       ----------
   Service fees                                 $ 9,794,000      $ 8,020,000
   Direct costs of services                     $ 6,860,000      $ 5,317,000
                                                 ----------       ----------
   Gross margin                                 $ 2,934,000      $ 2,703,000

   Selling, general and
    administrative expenses                     $ 2,638,000      $ 2,105,000
                                                 ----------        ---------
   Income from operations
     before income taxes                        $   295,797      $   598,000

   Income tax expense                           $         0      $   239,000
                                                 ----------        ---------
   Net Income                                   $   295,797       $  359,000
                                                 ==========        =========

   Basic and diluted
   earnings per share                           $       .16       $      .19
                                                 ==========        =========
   Weighted average number of
     common shares                              $ 1,869,375       $1,869,375


      The accompanying notes to these consolidated financial statements are an integral part hereof.



                              HELP AT HOME, INC.
                      Consolidated Statements of Income
                                 (Unaudited)


                                                Six Months Ended December 31
                                                   2000             1999
                                                 ----------       ----------
   Service fees                                 $19,082,000      $15,951,000

   Direct costs of services                     $13,295,000      $10,711,000
                                                 ----------       ----------
   Gross margin                                 $ 5,787,000      $ 5,240,000

   Selling, general and
    administrative expenses                     $ 9,028,000      $ 4,486,000
                                                 ----------       ----------
   Income (loss) from operations
    before income taxes                         $ 3,241,000      $   754,000

   Income tax expense                           $    12,000      $   283,000
                                                 ----------       ----------
   Net Income (loss)                            $ 3,253,000      $   471,000
                                                 ==========       ==========

   Basic and diluted
   earnings (loss) per share                    $      1.74      $       .25
                                                 ==========       ==========
   Weighted average number of
   common shares                                $ 1,869,375      $ 1,869,375

      The accompanying notes to these consolidated financial statements are an integral part hereof.



                             HELP AT HOME, INC.
                    Consolidated Statement of Cash Flows
                                 (Unaudited)

                                                Six Months Ended December, 31
                                                    2000             1999
                                                 ----------       ----------
     Cash flows from operating activities:
          Net income                            $   296,000      $   470,000
          Adjustments to reconcile net income
            to net cash provided by operating
            activities:
             Depreciation                       $    28,000      $    42,000
             Bad Debt Expense                   $   146,000      $   357,000
             Deferred income taxes                     -         $   (24,000)
          Changes in:
             Accounts receivable                $ 1,426,000      $ (1,162,00)
             Prepaid expenses and other
              current assets                    $  (441,000)     $  (135,000)
             Accounts payable                   $   239,000      $   228,000
             Other current liabilities          $ 1,821,000      $ 2,798,000
                                                 ----------       ----------
          Net cash provided by
             operating activities               $   663,000      $ 4,898,000

     Cash flows from investing activities:
          Acquisition of property               $  (116,000)     $   (20,000)
          (Increase)Decrease in shareholder     $   (13,000)     $    (7,000)
          loan                                   ----------       ----------
          Net cash used in investing activities $  (103,000)     $   (27,000)

     Cash flows from financing activities:
          Proceeds from short-term debt                -         $ 1,637,000
          Repayment of short-term debt                 -         $(4,309,000)
          Repayment of long-term debt           $  (826,000)     $(1,607,000)
                                                 ----------       ----------
          Net cash used in
           financing activities                 $  (826,000)     $(4,279,000)
     Net increase(decrease) in cash and
          cash equivalents                      $   266,000      $   592,000
     Cash and cash equivalents:
          Beginning of period                   $   737,000      $   214,000
                                                 ----------       ----------
          End of period                         $   471,000      $   806,000
                                                 ==========       ==========

      The accompanying notes to these consolidated financial statements are an integral part hereof.


                             HELP AT HOME, INC.

          NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

   Note 1:  Basis of Presentation

   These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Help at Home, Inc.'s (the Company) annual Report on Form-KSB for the fiscal year ended June 30, 2000 (2000 Form 10-KSB). The following Notes to the Unaudited Consolidated Financial Statements highlight the significant changes to those Notes included in the 2000 Form 10-KSB and such interim disclosures as required by the Securities and Exchange Commission. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles but is not required for interim reporting purposes has been omitted. The accompanying unaudited Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The financial results for interim periods may not be indicative of financial results for the full year.

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

   Termination and Benefits Agreements. As of October, 1997 the Company's Compensation Committee established a termination and benefits policy with respect to key executive employees which provides for payment of severance and benefits to promote adherence to the Company's non-competition policies in the event of involuntary termination without cause and/or a change in control. As of March 1, 1998 the Company entered into an employment agreement with the Chief Operating Officer. As of August 3, 2000, the employment agreement was amended, wherein Mr. Davis waived the change in control provision solely with respect to the sale of stock by Lou Goldstein. In the event of a change in control the maximum aggregate salary commitment for this employee would be approximately $525,000.

   As of December 5, 1997 the Compensation Committee also approved a revised ten-year contract for the Chief Executive Officer, Lou
   Goldstein, which provides for severance and a one-time change of control payment in the event of involuntary termination without cause or termination arising from a change in the ownership and/or management of the Company. The change of control payment is defined as an amount equal to 10% of excess market capitalization of the Company on the 30th day following the change in control. Excess market capitalization is defined as an amount equal to the Company's outstanding capital stock multiplied by the closing per share price on the 30th day following the change less $6 Million. On August 3, 2001, Mr. Goldstein's contract was amended in connection with a transaction in which he sold all of his stock in the company. As a result, he is to receive $400,000 per year for the next seven years and he received a change of control payment in the amount of $698,000. The entirety of these costs were recognized in the first quarter of fiscal year 2001.

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

   This report covers the Company's operations for the second quarter of its 2001 fiscal year which will end on June 30, 2001. References herein to the second quarter of 2001 are specifically intended to relate to the quarter ended December 31, 2000, while references to the second quarter of 2000 are specifically intended to relate to the quarter ended December 31, 1999.

   THREE MONTHS  ENDED DECEMBER 31, 2000   COMPARED TO  THE THREE   MONTHS
   ENDED DECEMBER 31, 1999:

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


                  Alabama       Illinois      Missouri     Mississippi        Total
                2000   1999   2000    1999   2000   1999   2000   1999     2000   1999
               -----  -----   -----   -----  ----- -----   -----  -----    -----  -----
 Revenues       $616   $660  $7,135  $5,814  $455   $429  $1,588 $1,117   $9,794 $8,020
   Direct
    Costs       $499   $461  $4,897  $3,791  $336   $271  $1,128 $  793   $6,860 $5,316
               -----  -----   -----   -----  ----  -----   -----  -----    -----  -----
   Gross
    Margin      $117   $199  $2,238  $2,023  $119   $158  $  460 $  324   $2,934 $2,704

   Operating
    Expenses    $124   $116  $1,092  $  816  $126   $147  $  318 $  257   $1,660 $1,336
               -----  -----   -----   -----  ----  -----   -----  -----    -----  -----
   Operating
    income
    (loss)      $ (7)  $ 83  $ 1146  $ 1207  $ (7)  $ 11  $  142 $   67   $1,274 $1,368
               -----  -----   -----   -----  ----   ----    ----  -----    -----  -----
   Net Income
    (loss)      $ (7)   $83   $1146   $1207  $ (7)   $11  $  142 $   67   $1,274 $1,274
               =====  =====   =====   =====  ====  =====   =====  =====    =====  =====
   Total
    Assets     $ 747 $1,287  $4,191  $2,208 $1,171 $1,543 $1,921 $   858  $8,030 $5,896
               =====  =====   =====   =====  =====  =====  =====  ======   =====  =====

   Reconciliation of segments' operating income to the consolidated net income (loss) is as follows:

                                                2000          1999
                                                -----         -----
     Segments' operating income                $1,274        $1,368
     Less:
           Income tax expense                     -          $  239
           Corporate overhead expense          $  978        $  770
                                                -----         -----
     Net income (loss)                         $  296        $  359
                                                =====         =====

     Reconciliation of segments' total assets to consolidated net assets is as follows:

     Segments Total Assets                     $8,030        $5,896
     Plus:
      Corporate/support entities' total assets $3,554        $3,839
                                                -----         -----
               Total Assets                   $11,584        $9,735
                                               ======         =====

   Client Service Revenue: Revenues derived from services to the Company's clients for the three months ended December 31, 2000 grew to approximately $9.8 Million reflecting an increase of approximately $1.8 Million or 22% over the second quarter from the same quarter last year.

   Approximately $8.8 Million, or 90%, of the Company's revenues for the Second quarter of 2001 were derived from contracts pursuant to which the Company provides custodial services to clients in their homes. For the same quarter of fiscal 2000, contract services represented $7.2 Million or 10% of total revenues. Approximately $980,000, or 10%, of the Company's second quarter 2001 revenue was derived from commercial payors, institutional staffing arrangements, and private pay arrangements as compared to $798,000 or 10% for the same quarter of 1999.

   A comparison of the second quarter of fiscal 2001 as contrasted to the same period in fiscal 2000, by state, shows the greatest revenue growth ($471,000 or 42%) in Mississippi, followed by Illinois ($1,321,000 or 23%) and Missouri ($26,000 or 6%). Alabama revenues declined by $44,000 or 7% from 2000 to 2001 due to the Company's decision to reduce locations and service areas.

   Approximately 63% ($1,118,000) of the fiscal 2001 growth in revenue was derived from services provided to clients of the Illinois Department on Aging("IDOA"). Services to IDOA clients amounted to 65% of consolidated revenues for the second quarter of fiscal 2001 versus 64% of consolidated revenues for the second quarter of 2000. The Company realized, as of July 1, 2000, a 3.5% rate increase for all services provided to IDOA clients.

   Direct Costs of Providing Services: Direct costs of providing services to clients, comprised entirely of wages and related expenses paid to field staff members, were $6,860,000 (70% of revenues) for the three months ended December 31, 2000 versus $5,316,000 (67% of revenues)for the same quarter one year earlier. The increase of $1,544,000 (29%) is attributable primarily to the increase in service volume during the quarter. A comparison of direct costs by segment shows that, as a percentage of revenues, Illinois direct costs were at 69% compared to 65% for the previous quarter. Alabama direct costs were 81% for the fiscal year 2001 quarter compared to 74% for the corresponding quarter in fiscal 2000. Missouri direct costs were 74% of revenues for the quarter ended December 31,2000 versus 63% of revenues for the same quarter one year earlier. Mississippi direct costs were 71% of revenues for the 2001 quarter and for the same quarter in fiscal 1999. All of the above decreases in performance are attributed to increased costs in workers compensation insurance as well as increased labor costs necessitated by a tight labor market.

   The gross margin on services grew by $230,000 in fiscal 2001 and reached approximately $2.9 Million as compared to approximately $2.7 Million for the same quarter in fiscal 2000. Gross margin contributions by state include $2,238,000 for Illinois (compared to $2,023,000 for the same quarter last year), $117,000 for Alabama (as compared to $199,000 for the same quarter last year), $119,000 for Missouri (as compared to $158,000 for the same quarter last year) and $460,000 for Mississippi (as compared to $324,000 for the same quarter last year).

   Selling, General and Administrative Expense: Overall selling, general and administrative expenses increased by $533,000 for the second quarter of fiscal 2001 moving from $2,105,000 in fiscal 2000 to $2,638,000 in fiscal 2001. In general, the increase is related to increases in interest and processing charges from short term debt. Additionally, increases occurred in liability insurance coverages and accruals were put in place for moving expenses associated with the upcoming move of the Chicago offices.

   Selling, general and administrative expense for the second quarter of fiscal 2001 represented 27% of revenues as compared to 25% of revenues for the same quarter in fiscal 2000. The decrease resulted in a pre-tax income contribution of $296,000 versus a pre-tax income contribution of $598,000 for the same quarter last year. The decrease was partially attributed to costs associated with hiring a new CFO for the company and additional accounting expenses.

   Administrative salaries and benefits increased by $246,000 for the quarter to $1,194,000 versus $948,000 for the same period one year earlier. The increase is attributable to the hiring of a new CFO, as well as the opening of two new offices in Missouri and one new location in Mississippi. Professional fees and insurance expenses grew by $154,000 to $395,000 during the quarter with the majority of the increase attributable to higher Worker's Compensation and liability insurance premiums. Occupancy expenses increased from $239,000 in fiscal 2000 to $275,000 in fiscal 2001 with the majority of the increases due to the addition of three offices and the expansion of two Illinois offices, necessitated by the increase in business. Travel and entertainment expenses increased by approximately $10,000 during the second quarter of 2000, moving from $54,000 to 64,000. The increase was due to increased corporate travel expenses. Bad debt expenses increased by $27,000 from $119,000 to 146,000 due primarily to service volume increases which form the basis for calculation of bad debt expense reserves.

   With respect to the Company's identified segments, Illinois operations experienced a $276,000 increase in overall operating expenses moving from $816,000 to $1,092,000 quarter to quarter. The increase is partially due to the addition of quality assurance personnel, the costs of enhanced criminal background checks required by the state and accruals for the impending office move. Alabama operating expenses increased by $8,000 from 2000 to 2001 due to increased administrative labor costs. Missouri operating expenses decreased by $21,000 from $147,000 in the second quarter of fiscal 2000 to $126,000 in the second quarter of fiscal 2001. The decrease was attributable to cost savings associated with switching certain employees to part-time status. Mississippi operating expenses increased by $61,000. The increase was attributed to the addition of one office and increase in administrative staff necessitated by the growth in business.

   Earnings: Net income of $396,000 in the second quarter of 2001 compares to net income of $359,000 for the same quarter last year. Earnings per share of common stock were $.16 and $.19 for the quarters, respectively. The EPS calculation is based on the computational guidelines for earnings per share information contained in the FASB Statement of Financial Accounting Standards No. 128, "Earning Per Share." The Company had 1,638,750 Warrants outstanding as a result of its initial public offering. However, the warrants expired on December 5, 2000 in accordance with their terms.

   SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1999.

                 Alabama           Illinois        Missouri        Mississippi          Total
              2000     1999      2000    1999   2000     1999     2000    1999      2000     1999
             ------  ------    ------  ------   ----    -----   ------   -----    ------   ------
 Revenues   $1,223   $1,289   $13,919  $11,653   $886    $ 791   $3,054  $2,218   $19,082  $15,951
 Direct
  Costs     $  963   $  901   $ 9,544   $7,718   $638    $ 509   $2,150  $1,583   $13,295  $10,711
             ------  ------    ------   ------   ----    -----   ------   -----    ------   ------
 Gross
  Margin    $  260   $  388   $ 4,375   $3,935   $248    $ 282   $  904   $ 635   $ 5,787  $ 5,240

 Operating
  Expenses  $  249   $  239   $ 2,133   $1,767   $249    $ 196   $  619   $ 472    $3,250   $2,674
             -----   ------    ------   ------   ----    -----   ------   -----    ------   ------
 Operating
  income
  (loss)     $  11   $  149   $ 2,242   $2,168    $(1)    $ 86   $  285   $ 163    $2,537   $2,566

 Net Income
  (loss)     $  11   $  149   $ 2,242   $2,168    $(1)    $ 86   $  285   $ 163    $2,537   $2,566
             =====   ======    ======   ======    ====    ====   ======   =====   =======   ======
 Total
  Assets     $ 747   $1,287   $ 4,191   $2,208  $1,171   $1,543   $1,921  $ 858    $8,030   $5,896
             =====   ======    ======   ======   =====    =====   ======  =====    ======   ======


   Reconciliation of segments' operating income to the consolidated net gain (loss) is as follows:
                                             2000       1999
                                            ------     ------
   Segments' operating income              $ 2,537   $  2,566
   Less:
        Income tax expense                     -     $    283
        Corporate overhead expense         $ 5,790   $  1,812
                                            ------     ------
   Net income (loss)                       $(3,253)  $    471
                                            ======     ======

   Reconciliation of segments' total assets to consolidated net assets is as follows:

   Segments Total Assets                   $ 8,030     $ 5,896

   Plus:
   Corporate/support entities' total assets$ 3,554     $ 3,839
                                            ------      ------
        Total Assets                       $11,584     $ 9,735
                                            ======      ======


   Client Service Revenue: Revenues derived from services to the Company's clients for the six months ended December 31, 2000 grew to approximately $19.1 Million reflecting an increase of $3.1 Million or 20% over the first two quarters of fiscal 2000.

   Approximately $17.0 Million, or 89%, of the Company's revenues for the first six months of fiscal 2001 were derived from contracts pursuant to which the Company provides custodial services to clients in their homes. For the same quarters of fiscal 2000, contract services represented $14.4 Million or 90% of total revenues. Approximately $2.1 Million, or 11%, of the Company's 2001 revenue was derived from commercial payors, institutional staffing arrangements, and private pay arrangements as compared to $1.6 Million or 10% for the same quarter of fiscal 2000.

   A comparison of the first six months of fiscal 2001 as contrasted to the same period in fiscal 2000, by state, shows the greatest revenue growth ($836,000 or 38%) in Mississippi, followed by Illinois ($2.3 million or 19%)and Missouri ($95,000 or 12%). Alabama revenues declined by $66,000 or 5% from 2000 to 2001 due to the Company's decision to consolidate offices and/or de-emphasize services in certain rural markets.

   Approximately 61% ($1.9 Million)of the fiscal 2001 growth in revenue was derived from services provided to clients of the Illinois Department on Aging ("IDOA"). Services to IDOA client amounted to 61% of consolidated revenues for the six months ended December 31, 2000 versus 60% for the same period last year. The Company realized, as of July 1, 2000, a 2.5% rate increase for all services provided to IDOA clients.

   Direct Costs of Providing Services: Direct costs of providing services to clients, comprised entirely of wages and related expenses paid to field staff members, were $13.3 Million (70% of revenues) for the six months ended December 31,2000 versus $10.7 Million (67% of revenues)for the same period one year earlier. The increase of $2.6 Million (24%) is attributable primarily to the increase in service volume during the quarter. A comparison of direct costs by segment shows that, as a percentage of revenues, Illinois direct costs were 68% of revenues for both periods. Alabama direct costs were 77% for 2001 compared to 70% for the corresponding six month period in 2000. Missouri direct costs were 72% of revenues for the six months ended December 31, 2000 versus 64% of revenues for the same six month period one year earlier. Mississippi direct costs were 70% of revenues for 2001 versus 71% for the same two quarters in fiscal 2000. The decreases in Alabama and Missouri were the result of increased hiring costs due to the tight labor market.

   The gross margin on services grew by $600,000 in 2001 and reached $5.8 Million as compared to $5.2 Million for the same six months in fiscal 2000. Gross margin contributions by state include $4.4 Million for Illinois (compared to $3.9 for the same six months last year), $260,000 for Alabama (as compared to $388,000 for the same period last year), $248,000 for Missouri (as compared to $282,000 for the same period last year) and $904,000 for Mississippi (as compared to $635,000 for the same period last year).

   Selling, General and Administrative Expense: Overall selling, general and administrative expenses were $9.0 Million for the six month period ended December 31, 2000 versus $4.3 million for the same period last year. The increases were primarily attributable to the amounts that became due to Mr. Goldstein, the former CEO, under his employment agreement as a result of his sale of shares.

   Selling, general and administrative expense for the six months ended December 31, 2000 represented 47% of revenues as compared to 26% of revenues for the same six month period in fiscal 2000. As a result, the pretax loss for the quarter was $3.2 million versus pretax income of $754,000 for the same six months last year. The loss was primarily due to amounts that became due to Mr. Goldstein under his employment agreement as a result of his sale of stock that resulted in a change of control.

   Administrative salaries and benefits associated with operations increased by $4,422,000 for the six months to $6,257,000 versus $1,835,000 for the same period one year earlier. The increase is primarily attributable to costs associated with payments that became due under Mr. Goldstein's employment agreement due to his sale of stock. Professional fees and insurance expenses decreased by $34,000 to $684,000 during the six months due to decreased use of computer consultants. Occupancy expenses increased from $510,000 to 605,000 due to rent increases and higher utility costs. Travel and entertainment expenses increased by $176,000 during the first six months of 2000, moving from $119,000, to $295,000 with the primary reason of the increase attributable to increases in corporate travel expenses in July. Bad debt expenses decreased by $73,000 from $359,000 to 286,000 due to an increase in the reserve during the previous fiscal year that was no longer necessary. Depreciation and amortization expense increased by $10,000 to $55,000 for the six months.

   With respect to the Company's identified segments, Illinois operations experienced a $366,000 increase in overall operating expenses which grew from $1,767,000 to $2,133,000 for the six months ended December 31, 2000. The majority of the growth is due to service volume growth in established locations. Alabama operating expenses increased by $10,000 from 2000 to 2001 due to contractual requirements of enhanced supervision. Missouri operating expenses increased by $53,000 in the first six months of fiscal year 2001 due to the additions of new locations. Mississippi operating expenses increased by $147,000 to $619,000 during the first six months of fiscal year 2001, due to the increase in volume and hiring of collections personnel.

   Earnings: A net loss of $3,253,000 for the six months ended December 31 2000 compares to a net income of $471,000 for the same six month period last year. The loss per share of common stock was ($1.74) compared to earnings per share of $0.25 for the previous six month periods. The EPS calculation is based on the computational guidelines for earnings per share information contained in the FASB Statement of Financial Accounting Standards No. 128, "Earning Per Share." The Company has 1,869,375 shares of Common Stock outstanding and had 1,638,750 Warrants outstanding as a result of its initial public offering. However, the warrants expired on December 5, 2000 in accordance with their terms.

   LIQUIDITY AND CAPITAL RESOURCES:

   The Company's basic cash requirements are for operating expenses, generally comprised of labor, occupancy and administrative costs. The Company relied in fiscal 2001 on approximately $1.4 Million of new borrowings under its existing credit facility to augment cash flow from operations for business expansion. Total working capital deficit was at ($1,200,000) as of December 31,2000 versus ($439,000) as of the same date in 1999.

   Cash provided by operations in fiscal 2001 was $663,000 versus $3,051,000 for the same quarter in fiscal 2000.

   The Company had approximately $471,000 of cash on hand as of December 31, 2000 as contrasted to $806,000 of cash on hand at December 31,1999. Based on the Company's operating projections, cash flows from established operations should be sufficient to fund existing business locations during the remainder of the fiscal year.

   The Company had 1,638,750 Warrants outstanding with an exercise price of $6.00. The warrants expired on December 5, 2000 in accordance with their terms. As of the close of business the closing price of the Common Stock on the OTC/BB Stock Market was $1.00.

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


               HELP AT HOME, INC.

               Registrant


               Date: February 13, 2000        /s/ Joel Davis
                                              -----------------------
                                              Joel Davis
                                              President