Form 10QSB
period 2001-03-31
HELP AT HOME INC
filed 2001-10-01
CIK 1001109

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2001
                      Commission File No. 033-97034

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

     Common  Stock,   par  value  $.02  per   share,  1,869,375  shares
     outstanding as of July 31, 2001.


     Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                             Help at Home, Inc.

                                    Index

     PART I. FINANCIAL INFORMATION

          ITEM 1.      FINANCIAL STATEMENTS

                       Consolidated Balance Sheet at
                       March 31, 2001                                   3

                       Consolidated Statements of Income
                       for the three months ended
                       March 31, 2001 and 2000                          4

                       Consolidated Statements of Income
                       for the Nine months ended March 31,
                       2001 and 2000                                    5

                       Consolidated Statements of Cash Flows
                       for the nine months ended
                       March 31, 2001 and 2000                          6

                       Notes to the Consolidated Financial Statements   7

     ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS        8

     PART II:      OTHER INFORMATION                                   13

     ITEM 1.       LEGAL PROCEEDINGS                                   13

     ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS           13

     ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                     13

     ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF
                   SECURITY HOLDERS                                    13

     ITEM 5.       OTHER INFORMATION                                   13

     ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                    13

                   SIGNATURES                                          14


                           HELP AT HOME, INC.
                      Consolidated Balance Sheet
                                                          March 31
                                                            2001
                                                         (Unaudited)
                                                         -----------
                                  Assets
         Current Assets:
               Cash and cash equivalents                $    189,000
               Accounts receivable (net of allowance
                  for doubtful accounts of $3,342,000)     8,641,000
               Prepaid expenses and other current
                  assets                                     287,000
               Income tax receivable                            -
               Deferred income taxes - current                  -
               A/R Financing                               1,247,000
                                                          ----------
                    Total Current Assets                  10,364,000

         Furniture and equipment, net                        413,000
          Due from officer                                   140,000
          Other assets                                        79,000
                                                          ----------
                    Total Assets                        $ 10,996,000
                                                         ===========

               Liabilities and Stockholders' Deficit
         Current Liabilities:
               Accounts payable                          $ 2,454,000
               Accrued expenses and other current
                 liabilities                              12,811,000
               Due to third party payors                     280,000
               Current maturities of short-term debt            -
               Deferred income taxes - current                  -
                                                          ----------
                    Total Current Liabilities             15,545,000
               Deferred income taxes - noncurrent               -
                                                          ----------
                    Total Liabilities                     15,545,000

          Preferred stock, par value $.01 per share;
             1,000,000 shares authorized, none issued
             or outstanding                                     -
          Common stock, par value $.02 per share;
             14,000,000 shares authorized, 1,869,375
             issued and outstanding                           37,000
          Additional paid in capital                       3,694,000
          Deficit                                         (8,280,000)
                                                          ----------
       Total Stockholders' Equity                         (4,549,000)
                                                          ----------
       Total Liabilities and
          Stockholders' Equity                           $10,996,000
                                                          ==========

    The accompanying notes to these consolidated financial statements are an integral part hereof.



                              HELP AT HOME, INC.
                      Consolidated Statements of Income
                                 (Unaudited)

                                               Three Months Ended March 31
                                                    2001          2000
                                                 ----------    ----------
   Service fees                                 $ 9,698,000   $ 8,630,000
   Direct costs of services                       6,900,000     5,604,000
                                                 ----------    ----------
   Gross margin                                   2,798,000     3,026,000

   Selling, general and
    administrative expenses                       2,522,000     2,401,000
                                                 ----------     ---------
   Income from operations
     before income taxes                            276,000       625,000

   Income tax expense                                  -          263,000
                                                 ----------     ---------
   Net Income                                   $   276,000       362,000
                                                 ==========     =========
   Basic and diluted
   earnings per share                           $       .15    $      .19
                                                 ==========     =========
   Weighted average number of
     common shares                                1,869,375     1,869,375


      The accompanying notes to these consolidated financial statements are an integral part hereof.


                              HELP AT HOME, INC.
                      Consolidated Statements of Income
                                 (Unaudited)


                                                Nine Months Ended March 31
                                                    2001          2000
                                                 ----------    ----------
   Service fees                                 $28,781,000   $24,581,000

   Direct costs of services                      20,195,000    16,316,000
                                                 ----------    ----------
   Gross margin                                   8,586,000     8,265,000

   Selling, general and
    administrative expenses                     (11,551,000)    6,886,000
                                                 ----------    ----------
   Income from operations
    before income taxes                          (2,965,000)    1,379,000

   Income tax expense                                12,000       546,000
                                                 ----------    ----------
   Net Income                                   $(2,977,000)  $   833,000
                                                 ==========    ==========

   Basic and diluted
   earnings per share                           $     (1.59)  $       .45
                                                 ==========    ==========
   Weighted average number of
   common shares                                  1,869,375     1,869,375

      The accompanying notes to these consolidated financial statements are an integral part hereof.



                             HELP AT HOME, INC.
                    Consolidated Statement of Cash Flows
                                 (Unaudited)

                                              Nine Months Ended March, 31
                                                 2001             2000
                                               ---------       ----------
     Cash flows from operating activities:
          Net income                         $(2,977,000)     $   833,000
          Adjustments to reconcile net income
            to net cash provided by operating
            activities:
             Depreciation                         82,000           70,000
             Current income taxes                 20,000          149,844
          Changes in:
             Accounts receivable              (1,830,000)      (1,293,000)
             Prepaid expenses and other
              current assets                    (187,000)        (146,000)
             Accounts payable                    463,000          168,000
             Other current liabilities         3,856,000        4,095,000
                                              ----------       ----------
          Net cash provided by
             operating activities               (593,000)       3,748,000

     Cash flows from investing activities:
          Acquisition of property               (278,000)        (176,697)
          (Increase) in shareholder loan           6,000)         (10,000)
                                               ---------       ----------
          Net cash used in investing activities (272,000)        (187,000)

     Cash flows from financing activities:
          Repayment of short-term debt           427,000       (2,957,000)

          Repayment of long-term debt               -          (1,607,000)
                                              ----------       ----------
          Net cash used in
           financing activities                  427,000       (2,957,000)
     Net increase in cash and
          cash equivalents                      (438,000)         604,000
     Cash and cash equivalents:
          Beginning of period                    627,000          214,000
                                              ----------       ----------
          End of period                      $   189,000      $   817,000
                                              ==========       ==========
     Supplemental disclosure of cash flow
       information:
          Cash payments for:
               Interest                      $   582,000      $   268,000
               Income taxes                            -             -

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

   Note 2:   Debt

   On June 17, 1999, the Company entered into a Master Factoring Agreement (the "Agreement") with Oxford Commercial Funding LLC. ("Oxford"). Under the terms of the Agreement, Oxford will advance 80% of the Net Diluted Value of eligible accounts receivable, as defined in the agreement, without recourse. The purchasers fee is .375% of the face value of each invoice every five days for a maximum of 90 days. The purchasers fee is subject to adjustment if certain minimum terms, as defined in the agreement, are not maintained. The proceeds of the initial advance under the Agreement were received on July 1, 1999 and were used to satisfy the Company's secured bank debt with Harris Bank. The Company entered into a revised Master Factoring Agreement, dated August 25, 1999 with Oxford. Under the terms of the revised agreement, the purchaser's fee was replaced by an interest rate of prime + 3.5%. The Agreement is for a one-year term, with automatic extensions, unless terminated by either party with proper notice.

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

   Termination and Benefits Agreements. As of October, 1997 the Company's Compensation Committee established a termination and benefits policy with respect to key executive employees which provides for payment of severance and benefits to promote adherence to the Company's non-competition policies in the event of involuntary termination without cause and/or a change in control. As of March 1, 1998 the Company entered into an employment agreement with the Chief Operating Officer, which was subsequently amended in August of 2000. In the event of a change in control the maximum aggregate salary commitment for this employee would be approximately $390,000.

   As of December 5, 1997 the Compensation Committee also approved a revised ten-year contract for the Chief Executive Officer which provided for severance and a one-time change of control payment in the event of involuntary termination without cause or termination arising from a change in the ownership and/or management of the Company. As of August 2000, the contract was amended to provide for a change of control payment of approximately $700,000. Mr. Goldstein subsequently sold his stock in the company in August 2000. The resulting severance commitment was approximately $2.8 million in addition to the change in control payment.

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

   This report covers the Company's operations for the third quarter of its 2001 fiscal year which will end on June 30, 2001. References herein to the third quarter of 2001 are specifically intended to relate to the quarter ended March 31, 2001, while references to the third quarter of 2000 are specifically intended to relate to the quarter ended March 31, 2000.

   THREE MONTHS  ENDED March 31, 2001   COMPARED TO  THE THREE   MONTHS
   ENDED March 31, 2000:

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

                   Alabama       Illinois      Missouri    Mississippi        Total
                2001   2000    2001    2000   2001  2000   2001   2000     2001   2000
               -----  -----   -----   -----  -----  ----   -----  -----   -----  -----
 Revenues       $606   $624  $7,005  $6,255   $432  $469  $1,655 $1,281  $9,698 $8,629
    Direct
      Costs      498    435   4,695   4,083    311   287    1126    799   6,900  5,604
               -----  -----   -----   -----  -----  ----   -----  -----   -----  -----
    Gross
      Margin     108    189   2,040   2,172    121   182     529    482   2,798  3,025

    Operating
      Expenses   126    122     974   1,133    124   112     341    293   1,565  1,660
               -----  -----   -----   -----  -----  ----   -----  -----   -----  -----
    Operating
      income     (18)    67   1,066   1,039    (3)    70     188    189   1,233  1,365
               -----  -----   -----   -----  -----  ----   -----  -----   -----  -----
    Net Income  $(18)  $ 67  $1,066  $1,039   $(3)   $70    $188   $189  $1,233 $1,365
               =====  =====   =====   =====  =====  ====   =====  =====   =====  =====
    Total
      Assets  $  676 $2,079  $5,501  $4,073 $1,301 1,279  $1,739 $1,386  $9,217 $8,817
               =====  =====   =====   =====  =====  ====   =====  =====   =====  =====

   Reconciliation of segments' operating income to the consolidated net income (loss) is as follows:
                                                 2001          2000
                                                ------        ------
     Segments' operating income                $ 1,233       $ 1,365
     Less:
           Income tax expense                       87            -
           Corporate overhead expense              957           740
                                                ------        ------
     Net income (loss)                         $   276       $   362
                                                ======        ======

   Reconciliation of segments' total assets to consolidated net assets is as follows:

     Segments Total Assets                     $ 9,217       $ 8,817
     Plus:
      Corporate/support entities' total assets   1,779         2,601
                                                ------        ------
               Total Assets                    $10,996       $11,418
                                                ======        ======

   Client Service Revenue: Revenues derived from services to the Company's clients for the three months ended March 31, 2001 grew to approximately $9.7 Million reflecting an increase of approximately $1.1 Million or 13% over the third quarter from the same quarter last year.

   Approximately $8.6 Million, or 89%, of the Company's revenues for the Third quarter of 2001 were derived from contracts pursuant to which the Company provides custodial services to clients in their homes. For the same quarter of fiscal 2000, contract services represented $7.7 Million or 88% of total revenues. Approximately $1.1 million, or 110%, of the Company's third quarter 2000 revenue was derived from commercial payors, institutional staffing arrangements, and private pay arrangements as compared to $863,000 or 10% for the same quarter of 2000.

   A comparison of the third quarter of fiscal 2001 as contrasted to the same period in fiscal 2000, by state, shows the greatest revenue growth ($374,000 or 29 %) in Mississippi, followed by Illinois ($750,000 or 12%). Alabama revenues declined by $18,000 or 3% from 2000 to 2001 due to the Company's decision to reduce locations and service areas; and Missouri revenues declined by $37,000 or 8% due to changes in the client referral process utilized by that state.

   Approximately 8074% ($855,200) of the fiscal 2001 growth in revenue was derived from services provided to clients of the Illinois Department on Aging("IDOA"). Services to IDOA clients amounted to 67% of consolidated revenues for the third quarter of fiscal 2001 versus 65% of consolidated revenues for the third quarter of 2000. The Company realized, as of July 1, 2000, a 2.5% rate increase for all services provided to IDOA clients.

   Direct Costs of Providing Services: Direct costs of providing services to clients, comprised entirely of wages and related expenses paid to field staff members, were $6,900,000 (71% of revenues) for the three months ended March 31, 2001 versus $5,604,000 (65% of revenues) for the same quarter one year earlier. The increase of $1,296,000 (23%) is attributable primarily to the increase in service volume during the quarter, and partially attributable to increased waged due to the tight labor market. A comparison of direct costs by segment shows that, as a percentage of revenues, Illinois direct costs were at 71% compared to 69% for the previous quarter. Alabama direct costs were 82% for the fiscal year 2001 quarter compared to 70% for the corresponding quarter in fiscal 2000. Missouri direct costs were 72% of revenues for the quarter ended March 31,2001 versus 61% of revenues or the same quarter one year earlier. Mississippi direct costs were 62% of revenues for the 2001 quarter compared to 62% for the same quarter in fiscal 2000. The decreases in performance were due to increased labor costs due to the tight labor market, which were not offset by rate increases from the state agencies.

   The gross margin on services decreased by $227,000 in fiscal 2001 and was approximately $2.8 Million as compared to approximately $3.0 Million for the same quarter in fiscal 1999. Gross margin contributions by state include $2,040,000 for Illinois (compared to $2,172,000 for the same quarter last year), $108,000 for Alabama (as compared to $240,000 for the same quarter last year), $121,000 for Missouri (as compared to $182,000 for the same quarter last year) and $529,000 for Mississippi (as compared to $482,000 for the same quarter last year).

   Selling, General and Administrative Expense: Overall selling, general and administrative expenses increased by $121,000 for the third quarter of fiscal 2001 moving from $2,401,000 in fiscal 2000 to $2,522,000 in fiscal 2001. In general, the increase is related to increases in interest from short term debt, which was partially offset by decreases in corporate salary expenses.

   Selling, general and administrative expense for the third quarter of fiscal 2001 represented 26% of revenues as compared to 28% of revenues for the same quarter in fiscal 2000. The pre-tax income for the third quarter of fiscal 2001 was $276,000 versus a pre-tax income contribution of $625,000 for the same quarter last year.

   Administrative salaries and benefits decreased by $73,000 for the quarter to $1,267,000 versus $1,340,000 for the same period one year earlier. The decrease is attributable to the reduction of personnel in the corporate office. Professional fees and insurance expenses increased by $157,000 to $321,000 during the quarter with the majority of the decrease attributable to increased insurance costs and legal costs in resolving some long-standing litigation. Occupancy expenses decreased from $285,000 in fiscal 2000 to $283,000 in fiscal 2001. The savings were due to energy conservation measures instituted in response to rising fuel costs. Travel and entertainment expenses increased by approximately $11,000 during the third quarter of 2001, moving from $54,000 to $65,000. The increase was due to increased corporate travel expenses. Bad debt expenses increased by $18,000 from $127,000 to 145,000 due primarily to service volume increases which form the basis for calculation of bad debt expense reserves.

   With respect to the Company's identified segments, Illinois operations experienced a $159,000 decrease in overall operating expenses moving from $1,133,000 to $974,000 quarter to quarter. The decrease is due to hiring and wage freezes for administrative employees in response to rising field staff wages. Alabama operating expenses increased $4,000 from 2000 to 2001. Missouri operating expenses increased by $12,000 from $112,000 in the third quarter of fiscal 2000 to $124,000 in the third quarter of fiscal 2001. Mississippi operating expenses increased by $48,000. The increase was attributed to the addition of supervisory staff as a result of the increase in service volume.

   Earnings: Net income of $276,000 in the third quarter of 2001 compares to net income of $362,000 for the same quarter last year. Earnings per share of common stock were $.15 and $.19 for the quarters, respectively. The EPS calculation is based on the computational guidelines for earnings per share information contained in the FASB Statement of Financial Accounting Standards No. 128, "Earning Per Share."

   NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2000.

                  Alabama          Illinois         Missouri       Mississippi          Total
               2001     2000     2001    2000     2001    2000     2001    2000     2001     2000
              -----    -----    ------  ------   -----   -----    -----   -----    ------   ------
  Revenues   $1,829   $1,873   $20,924 $17,923  $1,319  $1,285   $4,709  $3,499   $28,781  $24,580
  Direct
    Costs     1,461    1,336    14,509  11,801     949     797    3,276   2,381    20,195   16,315
              -----    -----    ------  ------   -----   -----    -----   -----    ------   ------
  Gross
    Margin      368      537     6,415   6,122     370     488    1,433   1,118     8,586    8,265

  Operating
    Expenses    375      338     3,108   2,818     373     382      960     796     4,816    4,334
              -----    -----    ------  ------   -----   -----    -----   -----    ------   ------
  Operating
    income
    (loss)      (7)      199     3,307   3,304     (3)     106      473     322     3,770    3,931

   Net Income
    (loss)   $  (7)   $  199    $3,307  $3,304   $ (3)   $ 106   $  473   $ 322   $ 3,770   $3,931
              =====    =====    ======  ======   =====   =====    =====   =====    ======   ======
   Total
    Assets   $  676   $2,079    $5,501  $4,073  $1,301  $1,279   $1,739  $1,386    $9,217  $ 8,817
              =====    =====    ======  ======   =====   =====    =====   =====    ======   ======

   Reconciliation of segments' operating income to the consolidated net gain (loss) is as follows:
                                             2001       2000
                                            ------     ------
   Segments' operating income              $ 3,770    $ 3,931
   Less:
        Income tax expense                      12        546
        Corporate overhead expense           6,735      2,552
                                            ------     ------
   Net income (loss)                       $ 2,977    $   833
                                            ======     ======

   Reconciliation of segments' total assets to consolidated net assets is as follows:

   Segments Total Assets                   $ 9,217    $ 8,817

   Plus:
   Corporate/support entities' total assets  1,779      2,602
                                            ------     ------
        Total Assets                       $10,996    $11,419
                                            ======     ======


   Client Service Revenue: Revenues derived from services to the Company's clients for the nine months ended March 31, 2001 grew to approximately $28.8 Million reflecting an increase of $4.2 Million or 17% over the first three quarters of fiscal 2000.

   Approximately $25.6 Million, or 89%, of the Company's revenues for the first nine months of fiscal 2001 were derived from contracts pursuant to which the Company provides custodial services to clients in their homes. For the same quarters of fiscal 2000, contract services represented $22.1 Million or 90% of total revenues. Approximately $3.2 Million, or 11%, of the Company's 2001 revenue was derived from commercial payors, institutional staffing arrangements, and private pay arrangements as compared to $2.5 Million or 10% for the same quarter of 2000.

   A comparison of the first nine months of fiscal 2001 as contrasted to the same period in fiscal 2000, by state, shows the greatest percentage revenue growth ( $1.2 million or 35%) in Mississippi, followed by Illinois ($3 million or 17%) and Missouri ($34,000 or 3%). Alabama revenues declined by $44,000 or 2% from 2000 to 2001 due to the Company's decision to consolidate offices and/or de-emphasize services in certain rural markets.

   Approximately 79% ($3.3 Million)of the fiscal 2001 growth in revenue was derived from services provided to clients of the Illinois
   Department on Aging ("IDOA"). Services to IDOA client amounted to 64% of consolidated revenues for the nine months ended March 31, 2001 versus 63% for the same period last year. The Company realized, as of July 1, 2000, a 2.5% rate increase for all services provided to IDOA clients.

   Direct Costs of Providing Services: Direct costs of providing services to clients, comprised entirely of wages and related expenses paid to field staff members, were $20.2 Million (70% of revenues) for the nine months ended March 31, 2001 versus $16.3 Million (66% of revenues) for the same period one year earlier. The increase of $3.9 Million (24%) is attributable partially to the increase in service volume, as well as increased field staff wages necessitated by the tight labor market. A comparison of direct costs by segment shows that, as a percentage of revenues, Illinois direct costs were 69% of revenues as compared to 66% for the same period one year earlier. Alabama direct costs were 80% for 2001 compared to 71% for the corresponding nine month period in 2000. Missouri direct costs were 72% of revenues for the nine months ended March 31, 2001 versus 62% of revenues for the same nine month period one year earlier. Mississippi direct costs were 69% of revenues for 2001 versus 68% for the same three quarters in fiscal 2000. The decrease in performance was generally due to increased field staff labor costs associated with the tight labor market, which was not offset by increased reimbursement rates.

   The gross margin on services grew by approximately $321,000 in 2001 and reached $8.6 Million as compared to $8.3 Million for the same nine months in fiscal 2000. Gross margin contributions by state include $6.1 Million for Illinois (compared to $6.1 for the same nine months last year); $368,000 for Alabama (as compared to $537,000 for the same period last year), $370,000 for Missouri (as compared to $488,000 for the same period last year) and $1.4 million for Mississippi (as compared to $1.8 million for the same period last year).

   Selling, General and Administrative Expense: Overall selling, general and administrative expenses were $11.5Million for the nine month period ended March 31, 2001 versus $6.9 million for the same period last year. The increase is primarily due to amounts which became due to Mr. Goldstein, the former CEO, under his employment agreement as a result of his sale of his stock in the company and partially due to increased factoring costs. The amounts due to Mr. Goldstein were fully accrued in the first quarter of fiscal 2001.

   Selling, general and administrative expense for the nine months ended March 31, 2001 represented 40% of revenues as compared to 28% of revenues for the same nine month period in fiscal 2000. The pre-tax loss for fiscal 2001 was $2,965,000 versus pre-tax income of $1,379,000 on continuing operations for the same nine months last year.

   Administrative salaries and benefits associated with operations increased by $4,041,000 for the nine months to $7,525,000 versus $3,484,000 for the same period one year earlier. The increase is primarily attributable amounts which became due to Mr. Goldstein under his employment agreement in the first quarter as a result of the sale of his stock in the company.

   Professional fees and insurance expenses grew by $123,000 to $1,005,000 during the nine months due to higher insurance premiums and fees associated with computer programming personnel. Occupancy expenses increased from $795,000 to $888,000 due to the opening of new locations. Travel and entertainment expenses increased by $187,000 during the first nine months of 2001, moving from $173,000 to $360,000 with the bulk of the increase attributable to increases in corporate travel expenses, which occurred in the first quarter. Bad debt expenses decreased by $55,000 from $486,000 to $431,000. The decrease was due to an additional bad debt accrual in the prior year that was no longer necessary. Depreciation and amortization expense increased by $1000 to $70,000 for the nine months.

   With respect to the Company's identified segments, Illinois operations experienced a $291,000 increase in overall operating expenses which grew from $2,818,000 to $3,108,000 for the nine months ended March 31, 2001. The entirety of the growth is due to service volume growth in established locations. Alabama operating expenses increased by $37 000 from 2000 to 2001 due to additional supervisory requirements under its contracts. Missouri operating expenses decreased by $9,000 in the first nine months of 2001 due to cost containment measures instituted as a result of the changes in referral processes in that state. Mississippi operating expenses increased by $196,000 to $960,000 during the first nine months of 2001 reflecting the overall increase in service volume in the state.

   Earnings: A net loss of $2,977,000 for the nine months ended March 31, 2001 compares to a net income of $833,000 for the same nine month period last year. Loss per share of common stock was $(1.59) compared to earnings per share of $.45 for the nine month period in the prior fiscal year. The loss was primarily due to amounts that came due to Mr. Goldstein under his employment agreement as a result of the sale of his stock in the company. These amounts were fully accrued in the first quarter. The EPS calculation is based on the computational guidelines for earnings per share information contained in the FASB Statement of Financial Accounting Standards No. 128, "Earning Per Share." The Company has 1,869,375 shares of Common Stock outstanding.

   LIQUIDITY AND CAPITAL RESOURCES:
   The Company's basic cash requirements are for operating expenses, generally comprised of labor, occupancy and administrative costs. The Company relied in fiscal 2001 on approximately $1.4 Million of new borrowings under its existing credit facility to augment cash flow from operations for business expansion. The Company's secured debt obligations total approximately $400,000 as of March 31, 2001. Total working capital was at $800,000 as of March 31, 20010 versus $800,000 as of the same date in 2000.

   Cash provided  by  operations  in fiscal  2001  was   $593,000   versus
   $3,748,000 for the same quarter in fiscal 2000.

   The Company had approximately $189,000 of cash on hand as of March 31, 2001 as contrasted to $817,000 of cash on hand at March 31, 2000. Based on the Company's operating projections, cash flows from established operations should be sufficient to fund existing business locations during the remainder of the fiscal year.

   The Company had 1,638,750 Warrants outstanding with an exercise price of $6.00. The Warrants expired on December 5, 2000 in accordance with their terms. As of the close of business on July 31, 2001, the closing price of the Common Stock on the OTC/BB Stock Market was $.71.

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


               HELP AT HOME, INC.

               Registrant


               Date: May 9, 2001              /s/ Joel Davis
                                              ------------------------
                                              Joel Davis
                                              President